Form 10-Q
period 2026-03-31
SURO CAPITAL CORP.
filed 2026-05-06
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

The issuer had 26,070,208 shares of common stock, $0.01 par value per share, outstanding as of May 5, 2026.

SURO CAPITAL CORP.

i

PART I

Item 1. Financial Statements

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026 (UNAUDITED)	December 31, 2025 (AUDITED)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $223,515,250 and $219,216,145, respectively)	$381,596,305	$217,304,138
Non-controlled/affiliate investments (cost of $21,609,640 and $21,609,640, respectively)	6,938,346	8,207,367
Total Investments (cost of $245,124,890 and $240,825,785, respectively)	388,534,651	225,511,505
Cash	43,315,750	49,034,154
Restricted cash	—	38,741
Interest and dividends receivable	126,244	118,710
Deferred financing costs	500,275	508,310
Prepaid expenses and other assets(1)	789,236	807,302
Total Assets	433,266,156	276,018,722
LIABILITIES
6.00% Notes due December 30, 2026(2)	35,688,549	35,642,149
6.50% Convertible Notes due August 14, 2029(3)	34,190,631	34,131,509
Accounts payable and accrued expenses(1)	1,534,603	627,522
Dividends payable	300,791	301,291
Total Liabilities	71,714,574	70,702,471
Commitments and contingencies (Notes 7 and 10)
Net Assets	$361,551,582	$205,316,251
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 25,387,393 and 25,377,756 issued and outstanding, respectively)	$253,874	$253,778
Paid-in capital in excess of par	218,069,791	217,470,613
Accumulated net investment loss	(7,946,424)	(3,967,932)
Accumulated net realized gain on investments, net of distributions	7,764,584	6,874,070
Accumulated net unrealized appreciation/(depreciation) of investments	143,409,757	(15,314,278)
Net Assets	$361,551,582	$205,316,251
Net Asset Value Per Share	$14.24	$8.09

See accompanying notes to condensed consolidated financial statements.

(1)	This balance includes a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of March 31, 2026, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.43%) had a face value of $35,829,825. As of December 31, 2025, the 6.00% Notes due 2026 (effective interest rate of 7.08%) had a face value of $35,829,825. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)	As of March 31, 2026, the 6.50% Convertible Notes due August 14, 2029 (the “6.50% Convertible Notes due 2029”) (effective interest rate of 7.17%) had a face value of $35,000,000. As of December 31, 2025, the 6.50% Convertible Notes due 2029 (effective interest rate of 7.17%) had a face value of $35,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$388,213	$150,647
Dividend income	343,750	348,447
Total Investment Income	731,963	499,094
OPERATING EXPENSES
Compensation expense	1,976,252	1,667,835
Directors’ fees	195,562	170,565
Interest expense	1,217,194	1,259,849
Professional fees	872,729	750,224
Income tax expense	57,558	2,796
Other expenses	391,160	309,594
Total Operating Expenses	4,710,455	4,160,863
Net Investment Loss	(3,978,492)	(3,661,769)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	890,513	(17,951)
Net Realized Gain/(Loss) on Investments	890,513	(17,951)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	—	(15,873)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	159,993,061	(5,248,885)
Non-controlled/affiliate investments	(1,269,022)	(472,713)
Controlled investments	—	8,610,476
Net Change in Unrealized Appreciation/(Depreciation) of Investments	158,724,039	2,888,878
Net Change in Net Assets Resulting from Operations	$155,636,060	$(806,715)
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$6.13	$(0.03)
Diluted(2)	$5.18	$(0.03)
Weighted-Average Common Shares Outstanding
Basic	25,380,755	23,571,840
Diluted(2)	30,160,470	23,571,840

See accompanying notes to condensed consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)	For the three months ended March 31, 2025, 4,516,131 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net Assets at Beginning of Year	$205,316,251	$157,572,086

Change in Net Assets Resulting from Operations
Net investment loss	(3,978,492)	(3,661,769)
Net realized gain/(loss) on investments	890,513	(17,951)
Realized loss on partial repurchase of 6.00% Notes due 2026	—	(15,873)
Net change in unrealized appreciation/(depreciation) of investments	158,724,039	2,888,878
Net Change in Net Assets Resulting from Operations	155,636,060	(806,715)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	599,271	38,784
Net Change in Net Assets Resulting from Capital Transactions	599,271	38,784
Total Change in Net Assets	156,235,331	(767,931)
Net Assets at March 31	$361,551,582	$156,804,155

Capital Share Activity
Shares outstanding at beginning of year	25,377,756	23,601,566
Issuance of common stock under restricted stock plan, net(1)	9,637	(49,707)
Shares Outstanding at End of Period	25,387,393	23,551,859

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$155,636,060	$(806,715)
Adjustments to reconcile net change in net assets resulting from operations to net cash used in operating activities:
Net realized (gain)/loss on investments	(890,513)	17,951
Net change in unrealized (appreciation)/depreciation of investments	(158,724,039)	(2,888,878)
Stock-based compensation	599,271	38,784
Amortization of discount on 6.00% Notes due 2026	54,350	60,929
Amortization of discount on 6.50% Convertible Notes due 2029	59,122	57,608
Adjustments to escrow proceeds receivable	—	(17,951)
Purchases of investments in:
Portfolio investments	(5,012,250)	(1,307,578)
U.S. Treasury bills	(24,995,139)	—
Proceeds from sales or maturity of investments in:
Portfolio investments	1,603,658	—
U.S. Treasury bills	24,995,139	—
Change in operating assets and liabilities:
Accounts payable and accrued expenses	907,081	840,845
Interest and dividends receivable	(7,534)	308,526
Escrow proceeds receivable	—	17,951
Prepaid expenses and other assets	18,066	(40,533)
Net Cash Used in Operating Activities	(5,756,728)	(3,719,061)
Cash Flows from Financing Activities
Gross proceeds from the issuance of 6.50% Convertible Notes due 2029	—	5,000,000
Deferred debt issuance costs	83	(158,157)
Repurchases of 6.00% Notes due 2026	—	(4,954,950)
Realized loss on partial repurchase of 6.00% Notes due 2026	—	15,875
Deferred financing costs	—	(29,938)
Cash dividends paid	(500)	(8,867)
Net Cash Used in Financing Activities	(417)	(136,037)
Total Decrease in Cash Balance	(5,757,145)	(3,855,098)
Cash and Restricted Cash Balance at Beginning of Year(1)	49,072,895	20,035,640
Cash and Restricted Cash Balance at End of Period(1)	$43,315,750	$16,180,542

Supplemental Information:	2026	2025
Interest paid	$1,111,671	$1,150,223
Taxes paid	57,558	2,796
Right of use asset obtained in exchange for operating lease liabilities	—	(2,006)

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to the Condensed Consolidated Statements of Assets and Liabilities for additional detail.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2026

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Whoop, Inc.(5)	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	$10,011,460	$149,338,619	41.30%
Preferred Shares, Series G-2		2/6/2025	127,164	1,001,628	1,428,560	0.40%
Total				11,013,088	150,767,179	41.70%
ARK Type One Deep Ventures Fund LLC**(6)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,696,568	59,337,497	16.41%
IH10, LLC**(7)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	32,839,497	9.08%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	9,999,990	2.77%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	11,001,648	3.04%
Total				15,004,340	21,001,638	5.81%
CW Opportunity 2 LP**(8)	Evanston, IL
Class A Interest***	AI Infrastructure Fund	5/7/2024	$10,208,114	10,384,558	15,869,158	4.39%
Canva, Inc.	Austin, TX
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	15,432,563	4.27%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Menlo Park, CA
Preferred Shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	5,369,286	1.49%
Preferred Shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	2.77%
Total				14,999,972	15,369,257	4.25%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	12,171,308	3.37%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	2.77%
Series F Convertible Note 4.12%, Due 7/15/2030***		7/29/2025	$250,000	252,362	250,000	0.07%
Total				10,256,296	10,249,996	2.84%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	0.97%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	0.97%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	530,820	0.15%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	499,998	0.14%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	72,304	0.02%
Total				8,040,806	8,103,114	2.24%
Plaid Inc.(9)	San Francisco, CA
Common Shares	Financial Technology Infrastructure	4/4/2025	24,512	5,395,542	6,922,679	1.91%
Magnetar Opportunity 2025-4 LP**(10)	Evanston, IL
Class A Interest	AI Infrastructure Fund	1/2/2026	$5,000,000	5,012,250	5,000,000	1.38%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred Shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	3,485,014	0.96%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.14%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	121,978	0.03%
Total				10,513,661	4,113,331	1.14%
HL Digital Assets Inc.	New York, NY
Preferred Shares	Digital Asset Infrastructure	9/18/2025	8,000,000	5,106,143	4,045,949	1.12%
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	3,256,355	0.90%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2026

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
EDGE Markets, Inc.(11)	San Diego, CA
Preferred Shares, Series Seed 8%	Gaming Technology	5/18/2022	456,704	501,330	3,201,961	0.89%
PayJoy, Inc.	San Francisco, CA
Preferred Shares, Series C	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,499,758	0.69%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.14%
Total				3,003,040	2,999,758	0.83%
True Global Ventures 4 Plus Pte Ltd**(12)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	202,378	2,884,437	0.80%
Xgroup Holdings Inc (d/b/a Xpoint)(11)	Miami Beach, FL
Preferred Shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	220,200	0.06%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,593,789	0.44%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	564,568	0.16%
Total				1,383,029	2,378,557	0.66%
GrabAGun Digital Holdings Inc.	Coppell, TX
Common Shares(4)	E-Commerce Marketplace	11/20/2023	599,754	636,500	1,805,260	0.50%
Common Warrants, Strike Price $11.50, Expiration Date 7/15/2030(4)		11/20/2023	1,204,488	375,816	566,109	0.16%
Total				1,012,316	2,371,369	0.66%
Stake Trade, Inc. (d/b/a Prophet Exchange)(11)	New York, NY
Preferred Shares, Series B-IV	Sports Betting	7/26/2023	755,041	1,002,153	1,249,993	0.35%
Varo Money, Inc.**	San Francisco, CA
Common Shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,079,266	0.30%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(13)	Chicago, IL
Preferred Shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	554,586	0.15%
Skillsoft Corp.	Nashua, NH
Common Shares(4)	Online Education	6/8/2021	49,092	9,818,428	210,605	0.06%
Orchard Technologies, Inc.	New York, NY
Preferred Shares, Series D 8%	Real Estate Platform	8/9/2021	524,985	3,751,518	—	—%
Senior Preferred Shares, Series 2 8%		8/9/2021	80,991	587,951	—	—%
Senior Preferred Shares, Series 1 7%		1/13/2023	463,449	4,642,772	—	—%
Common Shares		8/9/2021	558,053	3,751,518	—	—%
Simple Agreement for Future Equity		1/31/2025	$80,800	81,584	80,800	0.02%
Total				12,815,343	80,800	0.02%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common Warrants, Strike Price $11.50, Expiration Date 7/19/2028(4)	E-Commerce Marketplace	4/1/2021	1,796,037	771,065	71,841	0.02%
Aventine Property Group, Inc.	Chicago, IL
Common Shares	Cannabis REIT	9/11/2019	312,500	2,580,750	28,125	0.01%
Kinetiq Holdings, LLC	Doylestown, PA
Common Shares, Class A	Social Data Platform	3/30/2012	112,374	—	5,486	0.01%
Trax Ltd.**	Singapore, Singapore
Common Shares	Retail Technology	6/9/2021	55,591	2,781,148	—	—%
Preferred Shares, Investec Series		6/9/2021	144,409	7,224,600	—	—%
Total				10,005,748	—	—%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2026

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.	Cambridge, MA
Common Shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(3)(14)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common Shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)(15)	Marina Del Rey, CA
Preferred Shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred Shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%

Total Non-Controlled/Non-Affiliate				$223,515,250	$381,596,305	105.54%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(16)	Scottsdale, AZ
Preferred Shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$398,713	0.11%
Preferred Shares, Series C 8%		1/7/2014	2,779,134	4,000,787	4,342,090	1.20%
Preferred Shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,152,809	0.60%
Preferred Shares, Series A 8%		2/25/2014	366,666	110,000	44,734	0.01%
Total				6,387,741	6,938,346	1.92%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(11)	Las Vegas, NV
Preferred Shares, Series A-1	Interactive Media & Services	3/26/2021	10,548,522	1,004,240	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred Shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred Shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common Shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-Controlled/Affiliate				$21,609,640	$6,938,346	1.92%

Total Portfolio Investments				$245,124,890	$388,534,651	107.46%

See accompanying notes to condensed consolidated financial statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2026

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. As of March 31, 2026, all of the Company’s investments were non-controlled. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. SuRo Capital Corp.’s (the “Company’s”, or “SuRo Capital’s”) directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2026, 30.12% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital if SuRo Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	Represents the respective number of shares, principal amount, initial or remaining fund investment, or membership interest as of March 31, 2026. For fund investments, the initial committed amount may be reduced by distributions classified as Return of Capital.

(3)	As of March 31, 2026, the investments noted had been placed on non-accrual status.

(4)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(5)	On March 31, 2026, Whoop, Inc. announced completion of its Series G financing. As a result of the financing, on February 26, 2026, the Simple Agreement for Future Equity (“SAFE”) Note which SuRo Capital previously held in Whoop, Inc. converted into Series G-2 Preferred shares.

(6)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Series A-2 Preferred Shares of OpenAI Global, LLC. SuRo Capital Corp. is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of SuRo Capital’s investment in the fund.

(7)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an special purpose vehicle (“SPV”). SuRo Capital is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management fee or an incentive fee; however, SuRo Capital has prepaid operating expenses.

(8)	CW Opportunity 2 LP is an SPV for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. SuRo Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. SuRo Capital did not receive any distributions during the quarter ended March 31, 2026 as part of its investment in CW Opportunity 2 LP. As of March 31, 2026, SuRo Capital retains approximately 68.1% of its investment in CW Opportunity 2, LP.

(9)	SuRo Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which SuRo Capital is the Sole Limited Partner. 1789 Capital Nirvana II LP is a wholly owned subsidiary of SuRo Capital. SuRo Capital paid a 7% origination fee at the time of investment.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

March 31, 2026

(10)	Magnetar Opportunity 2025-4 LP is an SPV for which the Class A Interest is invested in TensorWave Inc. On December 31, 2025, SuRo Capital committed up to $20.0 million to Magnetar Opportunity 2025-4 LP. On January 2, 2026, SuRo Capital funded $5.0 million of the commitment. Magnetar Opportunity 2025-4 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. As of March 31, 2026, $15.0 million of the commitment remains to be funded, subject to the satisfaction of certain conditions.

(11)	SuRo Capital’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), EDGE Markets, Inc., Xgroup Holdings Limited (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through SuRo Capital’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Capital Sports”).

(12)	SuRo Capital’s investments in True Global Ventures 4 Plus Pte Ltd are held through SuRo Capital’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate. The management fees may adjust the cost of SuRo Capital’s investment in the fund.

(13)	SuRo Capital’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through SuRo Capital’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(14)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(15)	On March 30, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware. On June 5, 2025, the US Bankruptcy Court for the District of Delaware approved the sale of the remaining assets of CTN Holdings, Inc. On August 7, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) converted its bankruptcy filing from Chapter 11 reorganization to Chapter 7 liquidation.

(16)	SuRo Capital’s investments in StormWind, LLC are held through SuRo Capital’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
ARK Type One Deep Ventures Fund LLC**(5)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	$17,696,568	$42,212,173	20.56%
Whoop, Inc.	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	27,357,435	13.32%
Simple Agreement for Future Equity		2/6/2025	$1,000,000	1,001,628	1,000,000	0.49%
Total				11,013,088	28,357,435	13.81%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	9,999,990	4.87%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	11,001,648	5.36%
Total				15,004,340	21,001,638	10.23%
Canva, Inc.	Austin, TX
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	15,432,563	7.52%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Menlo Park, CA
Preferred Shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	5,369,377	2.62%
Preferred Shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.87%
Total				14,999,972	15,369,348	7.49%
CW Opportunity 2 LP**(6)	Evanston, IL
Class A Interest***	AI Infrastructure Fund	5/7/2024	$10,208,114	10,384,558	14,659,078	7.14%
IH10, LLC**(7)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,132,897	5.91%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,995,290	5.84%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	4.87%
Series F Convertible Note 4.12%, Due 7/15/2030***		7/29/2025	$250,000	252,362	250,000	0.12%
Total				10,256,296	10,249,996	4.99%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	1.70%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	1.70%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	530,820	0.26%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	499,998	0.24%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	259,089	0.13%
Total				8,040,806	8,289,899	4.04%
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	5,682,945	2.77%
Neutron Holdings, Inc. (d/b/a/ Lime)	San Francisco, CA
Junior Preferred Shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	4,703,189	2.29%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	203,297	0.10%
Total				10,513,661	5,412,825	2.64%
Plaid Inc.(8)	San Francisco, CA
Common Shares	Financial Technology Infrastructure	4/4/2025	24,512	5,395,542	4,999,874	2.44%
GrabAGun Digital Holdings Inc.(9)	Coppell, TX
Common Shares(4)	E-Commerce Marketplace	11/20/2023	1,040,000	1,103,719	3,130,400	1.52%
Common Warrants, Strike Price $11.50, Expiration Date 7/15/2030(4)		11/20/2023	1,204,488	375,816	451,683	0.22%
Total				1,479,535	3,582,083	1.74%

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

December 31, 2025

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

December 31, 2025

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

March 31, 2026

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

The table below displays the Company’s subsidiaries as of March 31, 2026, which, other than GSV Capital Lending, LLC (“GCL”), SuRo Capital Sports, LLC, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate corporations for U.S. federal income tax purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

March 31, 2026

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

The Company’s Condensed Consolidated Financial Statements include its accounts and the accounts of the Taxable Subsidiaries, GCL, SuRo Capital Sports, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, its wholly owned subsidiaries. GCL was formed to originate portfolio loan investments within the state of California. SuRo Capital Sports was formed to focus on investing in the sports betting sector. 1789 Capital Nirvana II LP is a SPV in which SuRo Capital holds the sole limited partnership interest and was formed to invest in the Common Shares of Plaid, Inc. SRCI Advisors, LLC was formed to provide investment management services to third parties; as of March 31, 2026, SRCI Advisors has not commenced operations. All intercompany balances and transactions have been eliminated in consolidation. The Company operates as a single operating segment.

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

Segments

SuRo Capital has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Company operates as a single segment with a principal investment objective to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. The Company’s Chief Executive Officer, Chief Financial Officer, and Investment Committee collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses Net Change in Net Assets Resulting from Operations as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Condensed Consolidated Statements of Operations along with significant expenses. The measure of segment assets is reported on the Condensed Consolidated Statements of Assets and Liabilities as total assets.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

March 31, 2026

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

March 31, 2026

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

March 31, 2026

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

March 31, 2026

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. “Control investments” are investments in companies that the Company is presumed to control under Section 2(a)(9) of the 1940 Act. Under the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company is presumed to control such company. “Affiliate investments” are investments in companies that are “affiliated persons” of the Company under Section 2(a)(3) of the 1940 Act. Under the 1940 Act, “affiliated person” includes any person directly or indirectly owning, controlling, or holding with power to vote, 5% or more, but not more than 25%, of the outstanding voting securities of such company. Refer to the Condensed Consolidated Schedules of Investments as of March 31, 2026 and December 31, 2025 for details regarding the nature and composition of the Company’s investment portfolio.

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments are held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statements of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of March 31, 2026 and December 31, 2025, the Company had no escrow proceeds receivable.

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

March 31, 2026

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

The Company records fees and expenses incurred in connection with debt capital raises as deferred debt issuance costs. Such costs are reflected in the carrying value of the related debt instrument, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of March 31, 2026 and December 31, 2025, the Company had deferred financing costs of $500,275 and $508,310, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	March 31, 2026	December 31, 2025
Deferred debt issuance costs	$950,644	$1,056,167
Deferred financing costs	500,275	508,310
Total	$1,450,919	$1,564,477

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

March 31, 2026

Revenue Recognition

The Company recognizes gains or losses on the sale of investments using the specific identification method. The Company recognizes interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. The Company recognizes dividend income on the ex-dividend date.

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statements of Assets and Liabilities as escrow deposits. As of March 31, 2026 and December 31, 2025, the Company had no escrow deposits.

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

March 31, 2026

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

Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU 2024-04, “Debt — Debt with Conversion and Other Options”, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2025. The Company adopted ASU 2024-04 during the quarter ended March 31, 2026. However, adoption did not have any material impact on the Condensed Consolidated Financial Statements.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2024-03 to have a material impact on the Company’s future Condensed Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the acquisition of a Variable Interest Entity”, which requires an entity to determine the accounting acquirer by considering the factors in ASC 805-10-55-12 through 55-15. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2026. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2025-03 to have a material impact on the Company’s future Condensed Consolidated Financial Statements.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of March 31, 2026, the fair value of the Company’s remote-affiliate investment in Skillsoft was $210,605.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock), and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of March 31, 2026, the Company had 61 positions in 36 portfolio companies. As of December 31, 2025, the Company had 60 positions in 35 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock(1)	$146,750,830	$331,712,990	91.7%	$145,749,202	$169,631,231	82.6%
Common Stock(2)	76,760,413	45,478,068	12.6%	77,006,339	46,713,129	22.8%
Options(3)	6,982,279	7,933,439	2.2%	2,971,657	4,201,543	2.0%
Debt Investments	3,029,559	756,339	0.2%	3,029,559	756,339	0.4%
Total Private Portfolio Companies	233,523,081	385,880,836	106.7%	228,756,757	221,302,242	107.8%
Publicly Traded Portfolio Companies
Common Stock	10,454,928	2,015,865	0.6%	10,922,147	3,586,956	1.7%
Options	1,146,881	637,950	0.2%	1,146,881	622,307	0.3%
Total Publicly Traded Portfolio Companies	11,601,809	2,653,815	0.8%	12,069,028	4,209,263	2.0%
Total Investments	$245,124,890	$388,534,651	107.5%	$240,825,785	$225,511,505	109.8%

(1)	As of March 31, 2026 and December 31, 2025, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	As of March 31, 2026 and December 31, 2025, Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc.
(3)	As of March 31, 2026, Options in Private Portfolio Companies also includes the Company’s investment in the Class A Interest of Magnetar Opportunity 2025-4 LP which is invested in a SAFE of TensorWave, Inc., as well as investments in the SAFEs of Orchard Technologies, Inc. and PayJoy, Inc. As of December 31, 2025, Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

The geographic and industrial compositions of the Company’s portfolio at fair value as of March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026			As of December 31, 2025
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
Northeast	$222,372,455	57.3%	61.5%	$78,565,018	34.9%	38.3%
Southeast	61,787,895	15.9%	17.1%	44,761,355	19.8%	21.8%
West	50,874,594	13.1%	14.1%	49,566,027	22.0%	24.1%
Midwest	50,615,270	13.0%	14.0%	49,488,742	21.9%	24.1%
International	2,884,437	0.7%	0.8%	3,130,363	1.4%	1.5%
Total	$388,534,651	100.0%	107.5%	$225,511,505	100.0%	109.8%

	As of March 31, 2026			As of December 31, 2025
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Consumer Goods & Services	$167,573,716	43.0%	46.4%	$47,772,963	21.2%	23.3%
Artificial Intelligence Infrastructure & Applications	113,046,152	29.1%	31.3%	69,004,148	30.6%	33.6%
Software-as-a-Service	44,542,801	11.5%	12.3%	44,725,975	19.8%	21.8%
Education Technology	22,518,208	5.8%	6.2%	23,683,271	10.5%	11.5%
Financial Technology & Services	18,595,600	4.8%	5.1%	18,168,362	8.1%	8.8%
Logistics & Supply Chain	15,427,663	4.0%	4.3%	17,678,235	7.8%	8.6%
SuRo Capital Sports	6,830,511	1.8%	1.9%	4,478,551	2.0%	2.2%
Total	$388,534,651	100.0%	107.5%	$225,511,505	100.0%	109.8%

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Artificial Intelligence Infrastructure	AI Application Fund
& Applications	AI Infrastructure Fund
Consumer Goods & Services	E-Commerce Marketplace
Fitness Technology
Lifestyle Beverage Brand
Micromobility
Education Technology	Business Education
Interactive Learning
Online Education
Financial Technology & Services	Cannabis REIT
Carbon Credit Services
Digital Asset Infrastructure
Financial Services
Financial Technology Infrastructure
Mobile Access Technology
Real Estate Platform
Venture Investment Fund
Logistics & Supply Chain	Supply Chain Technology
Warehouse Automation
Software-as-a-Service	Home Improvement Finance
Knowledge Networks
Pharmaceutical Technology
Productivity Software
Retail Technology
Social Data Platform
SuRo Capital Sports	Gaming Technology
Geolocation Technology
Interactive Media & Services
Sports Betting

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2026 and December 31, 2025 are as follows:

	As of March 31, 2026
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$331,712,990	$331,712,990
Common Stock(2)	—	—	45,478,068	45,478,068
Options(3)	—	—	7,933,439	7,933,439
Debt Investments	—	—	756,339	756,339
Private Portfolio Companies	—	—	385,880,836	385,880,836
Publicly Traded Portfolio Companies
Common Stock	2,015,865	—	—	2,015,865
Options	637,950	—	—	637,950
Publicly Traded Portfolio Companies	2,653,815	—	—	2,653,815
Total Investments at Fair Value	$2,653,815	$—	$385,880,836	$388,534,651

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also includes the Company’s investment in the Class A Interest of Magnetar Opportunity 2025-4 LP which is invested in a SAFE of TensorWave, Inc., as well as investments in the SAFEs of Orchard Technologies, Inc. and PayJoy, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$169,631,231	$169,631,231
Common Stock(2)	—	—	46,713,129	46,713,129
Options(3)	—	—	4,201,543	4,201,543
Debt Investments	—	—	756,339	756,339
Private Portfolio Companies	—	—	221,302,242	221,302,242
Publicly Traded Portfolio Companies
Common Stock	3,586,956	—	—	3,586,956
Options	622,307	—	—	622,307
Publicly Traded Portfolio Companies	4,209,263	—	—	4,209,263
Total Investments at Fair Value	$4,209,263	$—	$221,302,242	$225,511,505

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2026 and December 31, 2025. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of March 31, 2026

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(4)	$331,712,990	Market Approach	Revenue Multiples	0.28x - 5.18x (2.77x)
			Precedent Transactions	50% - 100% (100%)
		PWERM(7)	Revenue Multiples	0.92x - 2.85x (2.67x)
			Dissolution Risk	100%
			Precedent Transaction	90%
Common stock in private companies(5)	$45,478,068	Market Approach	Revenue Multiples	0.34x - 3.51x (3.34x)
			Precedent Transactions	100%
		PWERM(7)	Dissolution Risk	100%
			Precedent Transaction	100%
Options(6)	$7,933,439	Option Pricing Model	Term to Expiration (Years)	0.25 - 1.11 (0.79)
			Volatility	44% - 54% (48%)
		Market Approach	Precedent Transaction	100%
Debt investments	$756,339	Market Approach	Revenue Multiples	0.34x - 3.66x (2.25x)

(1)	As of March 31, 2026, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(5)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc.
(6)	Options in Private Portfolio Companies also includes the Company’s investment in the Class A Interest of Magnetar Opportunity 2025-4 LP which is invested in a SAFE of TensorWave, Inc., as well as investments in the SAFEs of Orchard Technologies, Inc. and PayJoy, Inc.
(7)	Probability-Weighted Expected Return Method, or “PWERM”.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

As of December 31, 2025

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(4)	$169,631,231	Market Approach	Revenue Multiples	0.52x - 7.95x (3.47x)
			Precedent Transactions	25% - 100% (76%)
		PWERM(7)	Revenue Multiples	1.42x - 5.60x (1.72x)
			Dissolution Risk	100%
			Precedent Transaction	90%
Common stock in private companies(5)	$46,713,129	Market Approach	Revenue Multiples	0.57x - 5.23x (4.99x)
			Precedent Transactions	100%
		PWERM(7)	AFFO(8) Multiples	8.42x
			Dissolution Risk	100%
Options(6)	$4,201,543	Option Pricing Model	Revenue Multiples	4.74x - 5.60x
			Precedent Transaction	100%
			Term to Expiration (Years)	0.50 - 1.36 (0.88)
			Volatility	45% - 50% (48%)
		PWERM(7)	Precedent Transaction	90%
			Revenue Multiples	1.54x - 1.90x (1.72x)
		Market Approach	Precedent Transaction	25% - 100% (77%)
Debt investments	$756,339	Market Approach	Revenue Multiples	0.57x - 5.05x (3.49x)
			Precedent Transactions	25%

(1)	As of December 31, 2025, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(5)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc.
(6)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.
(7)	Probability-Weighted Expected Return Method, or “PWERM”.
(8)	Adjusted Funds From Operations, or “AFFO”.

The aggregate values of Level 3 assets and liabilities changed during the three months ended March 31, 2026 as follows:

	Three Months Ended March 31, 2026
	Preferred Stock(1)	Common Stock(2)	Options(3)	Debt Investments	Total
Assets:
Fair Value as of December 31, 2025	$169,631,231	$46,713,129	$4,201,543	$756,339	$221,302,242
Purchases, capitalized fees and interest	—	—	5,012,250	—	5,012,250
Sales/Redemptions of investments	—	(245,926)	—	—	(245,926)
Exercises and conversions(4)	1,001,628	—	(1,001,628)	—	—
Net change in unrealized appreciation/(depreciation) included in earnings	161,080,131	(989,135)	(278,726)	—	159,812,270
Fair Value as of March 31, 2026	$331,712,990	$45,478,068	$7,933,439	$756,339	$385,880,836
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of March 31, 2026	$161,080,131	$(989,136)	$(280,354)	$—	$159,810,641

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also includes the Company’s investment in the Class A Interest of Magnetar Opportunity 2025-4 LP which is invested in a SAFE of TensorWave, Inc., as well as investments in the SAFEs of Orchard Technologies, Inc. and PayJoy, Inc.
(4)	During the three months ended March 31, 2026, the Company’s portfolio investments had the following corporate actions which are reflected above:

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Portfolio Company	Conversion from	Conversion to
Whoop, Inc.	Simple Agreement for Future Equity	Preferred Shares, Series G-2 (Level 3)

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2025 as follows:

	Year Ended December 31, 2025
	Preferred Stock(1)	Common Stock(2)	Options(3)	Debt Investments	Total
Assets:
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$4,357,138	$506,339	$191,789,622
Transfers out of Level 3	(5,221,824)	(6,323,519)	(498,305)	—	(12,043,648)
Purchases, capitalized fees and interest	5,330,509	5,395,541	1,083,211	252,363	12,061,624
Sales/Redemptions of investments	—	(16,324,378)	—	—	(16,324,378)
Exercises and conversions(4)	(15,768,763)	17,775,155	(2,006,392)	—	—
Realized gains/(losses)	(1,002,755)	11,395,780	—	—	10,393,025
Net change in unrealized appreciation/(depreciation) included in earnings	35,290,073	(1,127,604)	1,265,891	(2,363)	35,425,997
Fair Value as of December 31, 2025	$169,631,231	$46,713,129	$4,201,543	$756,339	$221,302,242
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2025	$34,444,974	$(1,127,603)	$1,121,861	$(2,363)	$34,436,869

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.
(4)	During the year ended December 31, 2025, the Company’s portfolio investments had the following corporate actions which are reflected above:

Portfolio Company	Conversion from	Conversion to
CoreWeave, Inc.	Preferred Shares, Series A Common shares	Common Shares (Level 2)
CW Opportunity 2 LP	Preferred Shares, Series C	Common Shares (Level 3)
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity	Preferred Shares, Class A-1 (Level 3)
Colombier Sponsor II LLC	Class B Units Class W Units	GrabAGun Digital Holdings Inc. Common Shares (Level 1) GrabAGun Digital Holdings Inc. Common Warrants (Level 1)
Stake Trade, Inc. (d/b/a Prophet Exchange)	Simple Agreement for Future Equity	Preferred Shares, Series B-IV (Level 3)

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Schedule of Investments In, and Advances to, Affiliates

Transactions during the three months ended March 31, 2026 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/Quantity	Fair Value at December 31, 2025	Transfer In/ (Out)	Unrealized Gains/(Losses)	Fair Value at March 31, 2026	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
Interactive Media & Services
Commercial Streaming Solutions Inc. (d/b/a BettorView)–Preferred Shares, Series A-1	10,548,522	$350,000	$—	$(350,000)	$—	—%
Knowledge Networks
Maven Research, Inc.–Preferred Shares, Series C	318,979	—	—	—	—	—%
Maven Research, Inc.–Preferred Shares, Series B	49,505	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—%
Interactive Learning
StormWind, LLC(2) – Preferred Shares, Series D 8%	329,337	435,806	—	(37,093)	398,713	0.11%
StormWind, LLC(2) – Preferred Shares, Series C 8%	2,779,134	4,760,083	—	(417,992)	4,342,090	1.20%
StormWind, LLC(2) – Preferred Shares, Series B 8%	3,279,629	2,578,473	—	(425,665)	2,152,809	0.60%
StormWind, LLC(2) – Preferred Shares, Series A 8%	366,666	83,005	—	(38,272)	44,734	0.01%
Total Interactive Learning		7,857,367	—	(919,022)	6,938,345	1.92%
Total Preferred Stock		8,207,367	—	(1,269,022)	6,938,345	1.92%
Common Stock
Online Education
Curious.com, Inc.–Common Shares	1,135,944	—	—	—	—	—%
Total Common Stock		—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$8,207,367	$—	$(1,269,022)	$6,938,345	1.92%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital if SuRo Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	SuRo Capital’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2025 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Fair Value at December 31, 2024	Transfer In/ (Out)	Unrealized Gains/(Losses)	Fair Value at December 31, 2025	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Common Stock
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class B Units	—	$1,101,695	$(1,103,719)	$2,024	$—	—%
Total Common Stock		1,101,695	(1,103,719)	2,024	—	—%
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class W Units	—	498,305	(499,221)	916	—	—%
Total Options		498,305	(499,221)	916	—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,600,000	$(1,602,940)	$2,940	$—	—%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
Interactive Media & Services
Commercial Streaming Solutions Inc. (d/b/a BettorView)–Preferred Shares, Series A-1	10,548,522	$—	$1,000,000	$(650,000)	$350,000	0.17%
Knowledge Networks
Maven Research, Inc.–Preferred Shares, Series C	318,979	—	—	—	—	—%
Maven Research, Inc.–Preferred Shares, Series B	49,505	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred Shares, Series D 8%	329,337	501,626	—	(65,820)	435,806	0.21%
StormWind, LLC(4) – Preferred Shares, Series C 8%	2,779,134	5,376,994	—	(616,911)	4,760,083	2.32%
StormWind, LLC(4) – Preferred Shares, Series B 8%	3,279,629	3,233,922	—	(655,449)	2,578,473	1.26%
StormWind, LLC(4) – Preferred Shares, Series A 8%	366,666	156,285	—	(73,280)	83,005	0.04%
Total Interactive Learning		9,268,827	—	(1,411,460)	7,857,367	3.83%
Total Preferred Stock		9,268,827	1,000,000	(2,061,460)	8,207,367	4.00%
Common Stock
Online Education
Curious.com, Inc.–Common Shares	1,135,944	—	—	—	—	—%
Total Common Stock		—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$9,268,827	$1,000,000	$(2,061,460)	$8,207,367	4.00%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that SuRo Capital believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2025, 32.70% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of SuRo Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of SuRo Capital if SuRo Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of SuRo Capital, as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(4)	SuRo Capital’s investments in StormWind, LLC are held through SuRo Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. As of March 31, 2026, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

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

March 31, 2026

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

During the three months ended March 31, 2026 and 2025, the Company did not issue or sell Shares under the ATM Program. As of March 31, 2026, up to approximately $87.9 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Earnings per common share–basic:
Net change in net assets resulting from operations	$155,636,060	$(806,715)
Weighted-average common shares–basic	25,380,755	23,571,840
Earnings per common share–basic	$6.13	$(0.03)
Earnings per common share–diluted:
Net change in net assets resulting from operations	$155,636,060	$(806,715)
Adjustment for interest and amortization on 6.50% Convertible Notes due 2029(1)	627,872	—
Net change in net assets resulting from operations, as adjusted	$156,263,932	$(806,715)
Adjustment for dilutive effect of 6.50% Convertible Notes due 2029(1)	4,779,715	—
Weighted-average common shares outstanding–diluted(1)	30,160,470	23,571,840
Earnings per common share–diluted	$5.18	$(0.03)

(1)	For the three months ended March 31, 2025, 4,516,131 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. On December 31, 2025, the Company committed up to $20,000,000 to Magnetar Opportunity 2025-4 LP that required it to make future investments subject to the satisfaction of certain conditions. During the three months ended March 31, 2026, the Company funded $5,000,000 of the commitment. As of March 31, 2026, the remaining unfunded commitment to Magnetar Opportunity 2025-4 LP was $15,000,000, subject to the satisfaction of certain conditions.

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

March 31, 2026

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

As of March 31, 2026 and December 31, 2025, the Company booked a right-of-use asset and operating lease liability of $324,895 and $327,932, respectively, on the Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2026 and 2025, the Company incurred $37,066 and $23,188, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statements of Assets and Liabilities have been discounted using the rate implicit in the lease. As of March 31, 2026, the remaining lease term was 2.2 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of March 31, 2026:

For the Year Ended December 31,	Amount
2026	$116,524
2027	159,471
2028	59,688
$335,683

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
	2026	2025
Per Basic Share Data
Net asset value at beginning of year	$8.09	$6.68
Net investment loss(1)	(0.16)	(0.16)
Net realized gain/(loss) on investments(1)	0.04	<(0.01)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026(1)	—	<(0.01)
Net change in unrealized appreciation/(depreciation) of investments(1)	6.25	0.12
Stock-based compensation(1)	0.02	0.02
Net asset value at end of period	$14.24	$6.66
Per share market value at end of period	$10.71	$4.97
Total return based on market value(2)	13.45%	(15.48)%
Total return based on net asset value(2)	76.02%	(0.30)%
Shares outstanding at end of period	25,387,393	23,551,859
Ratios/Supplemental Data:
Net assets at end of period	$361,551,582	$156,804,155
Average net assets	$206,417,463	$156,454,212
Ratio of net operating expenses to average net assets(3)	9.25%	10.79%
Ratio of net investment loss to average net assets(3)	(7.82)%	(9.49)%
Portfolio Turnover Ratio	0.52%	5.28%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends.
(3)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

March 31, 2026

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

For accounting purposes, the Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2022–2024 for federal and New York and 2021–2024 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of March 31, 2026, there were no material interest or penalties incurred related to uncertain tax positions.

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

The Company records certain fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of March 31, 2026 and December 31, 2025, the Company had deferred debt issuance costs of $141,276 and $187,676, respectively, associated with the 6.00% Notes due 2026. The table below shows a reconciliation from the aggregate principal amount of 6.00% Notes due 2026 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	March 31, 2026	December 31, 2025
Aggregate principal amount of 6.00% Notes due 2026	$35,829,825	$35,829,825
Direct deduction of deferred debt issuance costs	(141,276)	(187,676)
Total	$35,688,549	$35,642,149

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “SSSSL”. The reported closing market price of SSSSL on March 31, 2026 and December 31, 2025 was $25.07 and $25.00 per note, respectively. As of March 31, 2026 and December 31, 2025, the fair value of the 6.00% Notes due 2026 was $35.8 million and $35.8 million, respectively.

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

6.50% Convertible Notes due 2029

On August 14, 2024, the Company privately issued $25.0 million aggregate principal amount of its 6.50% Convertible Notes due 2029 (the “Initial Notes”) pursuant to a Notes Purchase Agreement, as Amended and Restated on December 12, 2025 (the “Notes Purchase Agreement”), between the Company and the purchaser identified therein (the “Purchaser”). On October 9, 2024, the Company issued an additional $5.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029 (the “Additional Notes”), which are treated as a single series with the Initial Notes. On January 16, 2025, the Company issued $5.0 million in Additional Notes, which are treated as a single series with the Initial Notes and prior issuances of Additional Notes. As of March 31, 2026, $35.0 million of 6.50% Convertible Notes due 2029 had been issued.

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

March 31, 2026

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

The table below shows a reconciliation from the aggregate principal amount of 6.50% Convertible Notes due 2029 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	March 31, 2026	December 31, 2025
Aggregate principal amount of 6.50% Convertible Notes due 2029	$35,000,000	$35,000,000
Direct deduction of deferred debt issuance costs	(809,369)	(868,491)
Total	$34,190,631	$34,131,509

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

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Under the Second Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the three months ended March 31, 2026, the Company did not grant any restricted shares to the Company’s non-employee directors pursuant to the Second Amended & Restated 2019 Equity Incentive Plan.

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

During the three months ended March 31, 2026, the Company did not grant any restricted shares to the Company’s officers pursuant to the Second Amended & Restated 2019 Equity Incentive Plan.

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $555,226 and $276,007, respectively, not including executive and employee forfeits. As of March 31, 2026 and December 31, 2025, there were approximately $5,214,978 and $5,722,648 (immaterially adjusted from amount previously disclosed), respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the three months ended March 31, 2026 under the Second Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2025(1)	957,173
Granted	10,000
Vested(2)	(1,000)
Outstanding as of March 31, 2026	966,173
Total vested since inception as of March 31, 2026	1,169,249

(1)	Not including unvested dividends.
(2)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement. The Second Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

SURO CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From April 1, 2026 through May 5, 2026, the Company made the following investments (not including capitalized transaction costs).

Portfolio Company	Investment	Transaction Date	Amount
Huntress Labs Inc.	Common Stock	4/8/2026	$225,000
ClickHouse, Inc.	Series A Preferred	4/22/2026	9,471,170
Total			$9,696,170

From April 1, 2026 through May 5, 2026, the Company received proceeds from the following investment.

Portfolio Company	Transaction Date	Net Proceeds	Realized Gain(1)
CW Opportunity 2 LP	Various	$3,041,906	$2,140,384

_________________________________

(1)	CW Opportunity 2 LP is an SPV for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. Realized gain is calculated based on the current reporting by the SPV, but may be subject to change or adjustment due to the impact of performance fees that may be charged.

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

Partial Conversion of the 6.50% Convertible Notes due 2029

From April 1, 2026 through May 5, 2026, the Purchaser of the 6.50% Convertible Notes due 2029 elected to exercise their conversion option on multiple occasions and convert a total of $5.0 million of their principal amount ($1,000 per Note) into 682,815 shares of the Company’s common stock and $19.56 in lieu of fractional shares. As of May 5, 2026, the remaining principal balance of the 6.50% Convertible Notes due 2029 was $30.0 million.

Externalization

On April 2, 2026, the Board of Directors, including all of its independent directors, unanimously approved a proposal to transition from an internally managed BDC to an externally managed structure (the “Externalization”). The Board of Directors also approved the related investment advisory agreement (the “Advisory Agreement”) with Neostellar Advisors LLC (the “Adviser”), an entity jointly owned by certain current employees of the Company and Magnetar Holdings LLC, pursuant to which the Adviser would be appointed as the investment adviser of the Company. Entry into the Advisory Agreement effectuating the Externalization is subject to approval by the Company’s stockholders. If the Company’s stockholders do not approve the Advisory Agreement, the Company will continue its operations as an internally managed BDC. For the avoidance of doubt, the Company is not being sold. If the Externalization occurs, the Company’s stockholders immediately prior to the Externalization will be the Company’s stockholders immediately following the Externalization and will hold the same number of shares of the Company’s common stock as they did prior to the Externalization.

The key terms of the Externalization and the Advisory Agreement include:

●	No Incentive Fee on Pre-Existing Portfolio — Under the Advisory Agreement, the Adviser would not be paid an incentive fee on any realized gains attributable to the Company’s existing portfolio. Any such realized gains will inure to the benefit of the Company’s stockholders.
●	Expected Annual Cost Savings — Based on the Board’s analysis, the Externalization is expected to result in annual expense savings of approximately 0.77% of average total assets compared to the current internal management structure.
●	Magnetar’s $20 Million Capital Commitment — In connection with the Externalization, Magnetar will agree to invest $20 million in the Company, the form of which will depend on certain factors.
●	Competitive Fee Structure — The Board of Directors noted that the proposed base management fee of 1.75% of the Company’s gross assets is competitive with fees charged by comparable BDCs and is below the median fee charged by private market venture and technology funds. In addition, the fact that the Company will not pay any incentive fees on existing investments has the potential to be highly accretive to stockholders.
●	Management Continuity — The Company’s current investment team, including Mark D. Klein (Chairman, CEO and President) and Allison Green (CFO, Treasurer and Corporate Secretary), will remain in their current capacities but will be employed by the Adviser rather than the Company following the Externalization.

Upon effectiveness of the Advisory Agreement, the Company also will enter into an administration agreement (the “Administration Agreement”) with Neostellar Administrative Services LLC, an affiliate of the Adviser (the “Administrator”). Under the terms of the Administration Agreement, the Administrator has agreed to perform (or oversee or arrange for the performance of) the administrative services necessary for the operation of the Company. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement, including the Company’s allocable portion of overhead.

On April 2, 2026, in connection with the Externalization, the Company’s Compensation Committee approved the following: (a) a grant of 350,000 restricted shares (with any aggregate income tax liability to be paid by the Company) to Mark D. Klein, the Company’s Chairman, President and Chief Executive Officer; (b) a grant of 60,000 restricted shares (with any aggregate income tax liability to be paid by the Company) to Allison Green, the Company’s Chief Financial Officer, Treasurer and Corporate Secretary; (c) a cash bonus of $850,000 to Mark D. Klein; and (d) a cash bonus of $500,000 to Allison Green. The foregoing compensation will be paid only if the Advisory Agreement is approved by the Company’s stockholders.

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

The Company had no controlled portfolio companies as of March 31, 2026. The Company’s controlled portfolio company as of March 31, 2025, Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2) of Regulation S-X.

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

Portfolio and Investment Activity

Three Months Ended March 31, 2026

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of March 31, 2026 of all of our portfolio investments was $388,534,651.

During the three months ended March 31, 2026, we funded investments in an aggregate amount of $5,000,000 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Magnetar Opportunity 2025-4 LP(1)	Class A Interest	1/2/2026	$5,000,000
Total			$5,000,000

(1)	Magnetar Opportunity 2025-4 LP is an SPV for which the Class A Interest is invested in TensorWave Inc. On December 31, 2025, SuRo Capital committed up to $20.0 million to Magnetar Opportunity 2025-4 LP. On January 2, 2026, SuRo Capital funded $5.0 million of the commitment. Magnetar Opportunity 2025-4 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. As of March 31, 2026, $15.0 million of the commitment remains to be funded, subject to the satisfaction of certain conditions

During the three months ended March 31, 2026, we capitalized fees of $12,250.

During the three months ended March 31, 2026, we exited or received proceeds from investments in the amount of $1,603,659, net of transaction costs, and realized a net gain on investments of $890,513 as shown in the following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain
GrabAGun Digital Holdings Inc. - Common Shares(2)	Various	440,246	$3.08	$1,357,733	$890,513
True Global Ventures 4 Plus Pte Ltd	3/5/2026	N/A	N/A	245,926	—
Total				$1,603,659	$890,513

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	As of March 31, 2026, SuRo Capital held 599,754 remaining GrabAGun Digital Holdings Inc. common shares.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Operating results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total Investment Income	$731,963	$499,094
Interest income	388,213	150,647
Dividend income	343,750	348,447
Total Operating Expenses	$4,710,455	$4,160,863
Compensation expense	1,976,252	1,667,835
Directors’ fees	195,562	170,565
Interest expense	1,217,194	1,259,849
Professional fees	872,729	750,224
Income tax expense	57,558	2,796
Other expenses	391,160	309,594
Net Investment Loss	$(3,978,492)	$(3,661,769)
Net realized gain/(loss) on investments	890,513	(17,951)
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	—	(15,873)
Net change in unrealized appreciation/(depreciation) of investments	158,724,039	2,888,878
Net Change in Net Assets Resulting from Operations	$155,636,060	$(806,715)

Investment Income

Investment income increased to $731,963 for the three months ended March 31, 2026 from $499,094 for the three months ended March 31, 2025. The net increase between periods was primarily due to an increase in interest income received on cash, an increase in interest accruals on our investment in the Supplying Demand, Inc. (d/b/a Liquid Death) Convertible Note, and an increase in dividend income from Treehouse Real Estate Investment Trust, Inc. The increases were offset by the cessation of dividend income from CW Opportunity 2 LP during the three months ended March 31, 2026, relative to the three months ended March 31, 2025.

Operating Expenses

Total operating expenses increased to $4,710,455 for the three months ended March 31, 2026 from $4,160,863 for the three months ended March 31, 2025. The increase in operating expenses was primarily due to increases in compensation expense, professional fees, income tax expense, directors’ fees, and other expenses. These increases were partially offset by a decrease in interest expense during the three months ended March 31, 2026, relative to the three months ended March 31, 2025.

Net Investment Loss

For the three months ended March 31, 2026, we recognized a net investment loss of $3,978,492, compared to a net investment loss of $3,661,769 for the three months ended March 31, 2025. The change between periods resulted from an increase in operating expenses, partially offset by an increase in total investment income, during the three months ended March 31, 2026, relative to the three months ended March 31, 2025.

Net Realized Gain/Loss on Investments

For the three months ended March 31, 2026, we recognized a net realized gain on our investments of $890,513, compared to a net realized loss of $17,951 for the three months ended March 31, 2025. The components of our net realized gains or losses on portfolio investments for the three months ended March 31, 2026 and 2025, excluding short-term U.S. Treasury bills, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended March 31, 2026, we had a net change in unrealized appreciation/(depreciation) of $158,724,039. For the three months ended March 31, 2025, we had a net change in unrealized appreciation/(depreciation) of $2,888,878. The following table summarizes, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended March 31, 2026 and 2025.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Quarter Ended March 31, 2026	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Quarter Ended March 31, 2025
Whoop, Inc.	$122,409,743	ARK Type One Deep Ventures Fund LLC	$10,164,967
IH10, LLC	20,706,600	Colombier Sponsor II LLC	8,610,476
ARK Type One Deep Ventures Fund LLC	17,125,324	Whoop, Inc.	5,421,854
EDGE Markets, Inc.	2,701,961	PSQ Holdings, Inc. (d/b/a PublicSquare)	(1,023,741)
Plaid Inc.	1,922,805	Locus Robotics Corp.	(1,101,665)
HL Digital Assets Inc.	1,220,864	Canva, Inc.	(1,160,056)
CW Opportunity 2 LP	1,210,080	Learneo, Inc. (f/k/a Course Hero, Inc.)	(1,364,790)
Aventine Property Group, Inc.	(1,159,407)	Blink Health, Inc.	(1,881,034)
Neutron Holdings, Inc. (d/b/a/ Lime)	(1,299,494)	CoreWeave, Inc.	(3,439,087)
FourKites, Inc.	(2,426,590)	FourKites, Inc.	(4,636,617)
		CW Opportunity 2 LP	(5,493,634)
Other(1)	(3,687,847)	Other(1)	(1,207,795)
Total	$158,724,039	Total	$2,888,878

(1)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments, recent private convertible debt issuances, and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities—At-the-Market Offering”. On December 17, 2021, we issued $75.0 million aggregate principal amount of our 6.00% Notes due 2026 (the “6.00% Notes due 2026”), of which $35.8 million remain outstanding as of March 31, 2026. In addition, on August 14, 2024, we issued $25.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029, and on October 9, 2024 and January 16, 2025, we issued $5.0 million and $5.0 million, respectively, in aggregate principal amount of the Additional Notes (as defined below), all of which remain outstanding. For additional information, see “Equity Issuances and Debt Capital Activities—6.50% Convertible Notes due 2029” below and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of March 31, 2026.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the three months ended March 31, 2026 and 2025 our operating expenses, including interest payments on our debt obligations, were $4,710,455 and $4,160,863, respectively.

As of March 31, 2026, $35.8 million in aggregate principal of our 6.00% Notes due 2026 remained outstanding, with a maturity date of December 30, 2026. We have the right to redeem the 6.00% Notes due 2026, in whole or in part, at any time at a redemption price of 100% of the outstanding principal amount plus accrued and unpaid interest. We may also continue to repurchase the 6.00% Notes due 2026 in the open market under the Note Repurchase Program, which was extended by our Board of Directors on October 29, 2025 and authorizes us to repurchase up to the remaining aggregate principal amount of the 6.00% Notes due 2026. We intend to satisfy our repayment obligation at maturity primarily from existing cash balances, and we may also consider refinancing alternatives, including the issuance of new debt securities, the sale of portfolio investments, or the issuance of equity under the ATM Program (under which approximately $87.9 million in aggregate amount of shares remained available for sale as of March 31, 2026). Any refinancing involving the incurrence of new indebtedness would require five business days’ prior written notice to the holder of our 6.50% Convertible Notes due 2029 pursuant to the Notes Purchase Agreement. As of March 31, 2026, we held approximately $43.3 million in cash, which exceeds the outstanding principal amount of the 6.00% Notes due 2026 and which we believe is sufficient to satisfy this obligation at maturity. In addition, as of March 31, 2026, we held approximately $2.7 million of unrestricted securities of publicly traded portfolio companies that could provide an additional source of liquidity. We will continue to evaluate our overall liquidity position and may take additional proactive steps, including the potential early redemption or open-market repurchase of some or all of the outstanding 6.00% Notes due 2026, to manage this near-term maturity.

Cash Reserves and Liquid Securities	March 31, 2026	December 31, 2025
Cash	$43,315,750	$49,034,154
Restricted cash(1)	—	38,741
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	2,653,815	1,078,863
Subject to other sales restrictions(3)	—	3,130,400
Securities of publicly traded portfolio companies	2,653,815	4,209,263
Total Cash Reserves and Liquid Securities	$45,969,565	$53,282,158

(1)	Restricted Cash consists of amounts that are held in a separate account and are subject to specific contractual restrictions that limit their availability for general corporate use.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

During the three months ended March 31, 2026, cash decreased to $43,315,750 from $49,034,154 at the beginning of the year. The decrease in cash was primarily due to the purchase of new investments, payment of our operating expenses, and payment of interest on the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029. The decrease was offset by the increase in cash from the sale of public securities and investment income received.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2026 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$35.8	$35.8	$—	$—	$—
6.50% Convertible Notes due 2029(2)	35.0	—	—	35.0	—
Operating lease liability	0.3	0.1	0.2	—	—
Total	$71.2	$36.0	$0.2	$35.0	$—

(1)	Reflects the principal balance payable for the 6.00% Notes due 2026 as of March 31, 2026. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of March 31, 2026 for more information.
(2)	Reflects the principal balance payable for the 6.50% Convertible Notes due 2029 as of March 31, 2026. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of March 31, 2026 for more information.

Share Repurchase Program

During the three months ended March 31, 2026, we did not repurchase any shares of our common stock under the discretionary open-market Share Repurchase Program. As of March 31, 2026, the dollar value of shares that remained available to be purchased under the Share Repurchase Program is approximately $25.0 million. Currently, the Share Repurchase Program is authorized until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of March 31, 2026.

Off-Balance Sheet Arrangements

As of March 31, 2026 and 2025, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the three months ended March 31, 2026 and 2025, we did not issue or sell Shares under the ATM Program. As of March 31, 2026, up to approximately $87.9 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of March 31, 2026 for more information regarding the ATM Program.

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

On August 6, 2024, our Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”) which allows us to repurchase up to $35.0 million of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. On October 29, 2025, our Board of Directors approved an extension of the discretionary note repurchase program (the “Note Repurchase Program”), which allows us to repurchase up to an additional $40.0 million or the remaining aggregate principal amount, of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2025, the Company repurchased and retired $8.8 million of aggregate principal amount of the 6.00% Notes due 2026. As of March 31, 2026, the aggregate principal dollar amount of 6.00% Notes due 2026 that remained available to be purchased under the Note Repurchase Program was approximately $35.8 million.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of March 31, 2026 for more information regarding the 6.00% Notes due 2026.

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

Refer to “Note 10—Debt Capital Activities” and “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of March 31, 2026 for more information regarding the 6.50% Convertible Notes due 2029.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through March 31, 2026. The table is divided by fiscal year according to record date:

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

So long as we qualify as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. To the extent all our ordinary income and capital gains are timely distributed to our stockholders as dividends, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our Condensed Consolidated Financial Statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Condensed Consolidated Financial Statements as of March 31, 2026 for more information. The Taxable Subsidiaries included in our Condensed Consolidated Financial Statements are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether we are taxed as a RIC. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Condensed Consolidated Financial Statements as of March 31, 2026 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of March 31, 2026 for more information.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of March 31, 2026 for details regarding activity in our investment portfolio from April 1, 2026 through May 5, 2026.

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

Externalization

On April 2, 2026, our Board of Directors, including all of its independent directors, unanimously approved a proposal to transition us from an internally managed BDC to an externally managed structure (the “Externalization”) and approved the related investment advisory agreement (the “Advisory Agreement”) with Neostellar Advisors LLC (the “Adviser”), an entity jointly owned by certain of our current employees and Magnetar Holdings LLC (“Magnetar”), pursuant to which the Adviser would be appointed as our investment adviser. Entry into the Advisory Agreement effectuating the Externalization is subject to approval by our stockholders. If our stockholders do not approve the Advisory Agreement, we will continue to operate as an internally managed BDC. We are not being sold, and if the Externalization is consummated, our stockholders immediately prior to the Externalization will be our stockholders immediately following the Externalization and will hold the same number of shares of our common stock as they held prior to the Externalization.

Key terms of the Externalization include: (i) no incentive fee payable to the Adviser on realized gains attributable to our existing portfolio; (ii) expected annual expense savings of approximately 0.77% of average total assets compared to the current internal management structure; (iii) a $20 million capital commitment by Magnetar to invest in us, the form of which will depend on certain factors; (iv) a base management fee of 1.75% of our gross assets, which our Board of Directors determined to be competitive with fees charged by comparable BDCs and below the median fee charged by private market venture and technology funds; and (v) management continuity, with our current investment team, including Mark D. Klein and Allison Green, continuing in their current capacities, but as employees of the Adviser rather than us following the Externalization. Upon effectiveness of the Advisory Agreement, we also will enter into an administration agreement (the “Administration Agreement”) with Neostellar Administrative Services LLC, an affiliate of the Adviser (the “Administrator”), pursuant to which the Administrator will provide, or oversee the provision of, administrative services necessary for our operations, subject to our reimbursement of the Administrator’s costs and expenses, including our allocable portion of overhead.

In connection with the Externalization, on April 2, 2026, our Compensation Committee approved (a) a grant of 350,000 restricted shares (with any aggregate income tax liability to be paid by us) to Mark D. Klein; (b) a grant of 60,000 restricted shares (with any aggregate income tax liability to be paid by us) to Allison Green; (c) a cash bonus of $850,000 to Mark D. Klein; and (d) a cash bonus of $500,000 to Allison Green. The foregoing compensation will be paid only if the Advisory Agreement is approved by our stockholders.

For additional information regarding the Externalization and its impact on stockholders, the Advisory Agreement, the Administration Agreement, Magnetar and the compensation of management relating to the Externalization, please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of March 31, 2026 and to the Current Report on Form 8-K we filed on April 7, 2026.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of March 31, 2026, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this report, you should carefully consider the factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 11, 2026, which could materially affect our business, financial condition and/or operating results. Although the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2025 represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” of Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the three months ended March 31, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2026	—	$—	—	$25,000,000
February 1 through February 28, 2026	—	—	—	25,000,000
March 1 through March 31, 2026	—	—	—	25,000,000
Total	—		—

(1)	On October 29, 2025, our Board of Directors approved an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the Share Repurchase Program until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the three months ended March 31, 2026, we did not repurchase shares of common stock under the Share Repurchase Program. As of March 31, 2026, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of March 31, 2026.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Second Amended and Restated Bylaws(4)
4.1	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(5)
4.2	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(6)
4.3	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.2)(6)
4.4	Description of Securities(7)
10.1	Notes Purchase Agreement, dated August 6, 2024, by and between the Registrant and the purchaser party thereto(8)
10.2	Amended and Restated Notes Purchase Agreement, dated December 12, 2025, by and between the Registrant and the purchaser party thereto (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021, and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.19 in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on August 8, 2024, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.20 in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2026, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURO CAPITAL CORP.

Date:	May 6, 2026	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

