Form 10-Q
period 2026-06-30
Neostellar Capital Corp.
filed 2026-08-06
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00852

Neostellar Capital Corp.

(f/k/a SuRo Capital Corp.)

(Exact name of registrant as specified in its charter)

Maryland	27-4443543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 12th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 931-6331

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NSLR	Nasdaq Global Select Market
6.00% Notes due 2026	NSLRL	Nasdaq Global Select Market

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

The issuer had 26,473,222 shares of common stock, $0.01 par value per share, outstanding as of August 5, 2026.

NEOSTELLAR CAPITAL CORP.

i

PART I

Item 1. Financial Statements

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026 (UNAUDITED)	December 31, 2025 (AUDITED)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $241,230,810 and $219,216,145, respectively)	$397,381,734	$217,304,138
Non-controlled/affiliate investments (cost of $21,609,640 and $21,609,640, respectively)	8,469,967	8,207,367
Total Investments (cost of $262,840,450 and $240,825,785, respectively)	405,851,701	225,511,505
Cash	12,940,740	49,034,154
Restricted cash	—	38,741
Interest and dividends receivable	133,862	118,710
Deferred financing costs	578,102	508,310
Prepaid expenses and other assets(1)	619,869	807,302
Total Assets	420,124,274	276,018,722
LIABILITIES
6.00% Notes due December 30, 2026(2)	35,735,465	35,642,149
6.50% Convertible Notes due August 14, 2029(3)	26,421,748	34,131,509
Accounts payable and accrued expenses(1)	2,110,075	627,522
Dividends payable	—	301,291
Total Liabilities	64,267,288	70,702,471
Commitments and contingencies (Notes 7 and 10)
Net Assets	$355,856,986	$205,316,251
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 26,473,222 and 25,377,756 issued and outstanding, respectively)	$264,732	$253,778
Paid-in capital in excess of par	231,068,006	217,470,613
Accumulated net investment loss	(31,301,107)	(3,967,932)
Accumulated net realized gain on investments, net of distributions	12,814,103	6,874,070
Accumulated net unrealized appreciation/(depreciation) of investments	143,011,252	(15,314,278)
Net Assets	$355,856,986	$205,316,251
Net Asset Value Per Share	$13.44	$8.09

See accompanying notes to condensed consolidated financial statements.

(1)	These balances include a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of June 30, 2026, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.43%) had a face value of $35,829,825. As of December 31, 2025, the 6.00% Notes due 2026 (effective interest rate of 7.08%) had a face value of $35,829,825. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)	As of June 30, 2026, the 6.50% Convertible Notes due August 14, 2029 (the “6.50% Convertible Notes due 2029”) (effective interest rate of 8.06%) had a face value of $27,000,000. As of December 31, 2025, the 6.50% Convertible Notes due 2029 (effective interest rate of 7.17%) had a face value of $35,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$299,650	$167,304	$687,863	$317,951
Dividend income	—	—	343,750	348,447
Total Investment Income	299,650	167,304	1,031,613	666,398
OPERATING EXPENSES
Compensation expense	19,696,322	1,571,856	21,672,574	3,239,691
Directors’ fees	427,476	175,495	623,038	346,060
Interest expense	1,136,421	1,275,485	2,353,615	2,535,334
Professional fees	1,724,438	680,857	2,597,167	1,431,081
Income tax expense	(22,053)	(218,745)	35,505	(215,949)
Other expenses	691,730	404,516	1,082,890	714,110
Total Operating Expenses	23,654,334	3,889,464	28,364,789	8,050,327
Net Investment Loss	(23,354,684)	(3,722,160)	(27,333,176)	(7,383,929)
Realized Gain on Investments:
Non-controlled/non-affiliated investments	5,049,520	21,212,611	5,940,033	21,194,660
Net Realized Gain on Investments	5,049,520	21,212,611	5,940,033	21,194,660
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	—	—	—	(15,873)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(1,930,131)	35,090,339	158,062,930	29,841,454
Non-controlled/affiliate investments	1,531,622	(339,693)	262,600	(812,406)
Controlled investments	—	10,086,973	—	18,697,449
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(398,509)	44,837,619	158,325,530	47,726,497
Net Change in Net Assets Resulting from Operations	$(18,703,673)	$62,328,070	$136,932,387	$61,521,355
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(0.72)	$2.63	$5.33	$2.60
Diluted(2)	$(0.72)	$2.23	$4.58	$2.23
Weighted-Average Common Shares Outstanding
Basic	25,983,140	23,728,095	25,683,611	23,650,399
Diluted(2)	25,983,140	28,244,225	30,168,169	28,113,063

See accompanying notes to condensed consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)	For the three months ended June 30, 2026, 4,192,642 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been antidilutive. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	2026	2025
Net Assets at Beginning of Year	$205,316,251	$157,572,086

Change in Net Assets Resulting from Operations
Net investment loss	(3,978,492)	(3,661,769)
Net realized gain/(loss) on investments	890,513	(17,951)
Realized loss on partial repurchase of 6.00% Notes due 2026	—	(15,873)
Net change in unrealized appreciation/(depreciation) of investments	158,724,039	2,888,878
Net Change in Net Assets Resulting from Operations	155,636,060	(806,715)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	599,271	38,784
Net Change in Net Assets Resulting from Capital Transactions	599,271	38,784
Total Change in Net Assets	156,235,331	(767,931)
Net Assets at March 31	$361,551,582	$156,804,155

Change in Net Assets Resulting from Operations
Net investment loss	$(23,354,684)	$(3,722,160)
Net realized gain on investments	5,049,520	21,212,611
Net change in unrealized appreciation/(depreciation) of investments	(398,509)	44,837,619
Net Change in Net Assets Resulting from Operations	(18,703,673)	62,328,070
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	11,085,473	277,370
Shares repurchased for tax withholdings on vesting of employee equity awards	(5,897,743)	—
Conversion of 6.50% Convertible Notes due 2029	7,821,347	—
Net Change in Net Assets Resulting from Capital Transactions	13,009,077	277,370
Total Change in Net Assets	(5,694,596)	62,605,440
Net Assets at June 30	$355,856,986	$219,409,595

	Six Months Ended June 30,
	2026	2025
Capital Share Activity
Shares outstanding at beginning of year	25,377,756	23,601,566
Issuance of common stock under restricted stock plan, net(1)	2,962	286,541
Issuance of common stock from conversion of 6.50% Convertible Notes due 2029	1,092,504	—
Shares Outstanding at End of Period	26,473,222	23,888,107

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$136,932,387	$61,521,355
Adjustments to reconcile net change in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net realized gain on investments	(5,940,033)	(21,194,660)
Net change in unrealized (appreciation)/depreciation of investments	(158,325,530)	(47,726,497)
Stock-based compensation	11,684,744	316,154
Amortization of discount on 6.00% Notes due 2026	109,303	121,761
Amortization of discount on 6.50% Convertible Notes due 2029	111,618	117,387
Adjustments to escrow proceeds receivable	—	(45,292)
Purchases of investments in:
Portfolio investments	(29,820,798)	(6,703,121)
U.S. Treasury bills	(24,995,139)	—
Proceeds from sales or maturity of investments in:
Portfolio investments	13,746,166	41,251,774
U.S. Treasury bills	24,995,139	—
Change in operating assets and liabilities:
Accounts payable and accrued expenses	1,482,553	1,509,750
Interest and dividends receivable	(15,152)	651,924
Escrow proceeds receivable	—	45,298
Prepaid expenses and other assets	187,433	152,281
Net Cash (Used in)/Provided by Operating Activities	(29,847,309)	30,018,114
Cash Flows from Financing Activities
Gross proceeds from the issuance of 6.50% Convertible Notes due 2029	—	5,000,000
Deferred debt issuance costs	—	(158,157)
Repurchases of 6.00% Notes due 2026	—	(4,954,950)
Realized loss on partial repurchase of 6.00% Notes due 2026	—	15,875
Deferred financing costs	(85,779)	(56,113)
Cash dividends paid	(301,291)	(8,867)
Cash paid for fractional shares	(33)	—
Shares repurchased for tax withholdings on vesting of employee equity awards	(5,897,743)	—
Net Cash Used in Financing Activities	(6,284,846)	(162,212)
Total (Decrease)/Increase in Cash Balance	(36,132,155)	29,855,902
Cash and Restricted Cash Balance at Beginning of Year(1)	49,072,895	20,035,640
Cash and Restricted Cash Balance at End of Period(1)	$12,940,740	$49,891,542

Supplemental Information:	2026	2025
Interest paid	$2,148,680	$2,313,988
Taxes paid	35,505	(215,949)
Right of use asset obtained in exchange for operating lease liabilities	—	(2,006)
Conversion of 6.50% Convertible Notes due 2029	8,000,000	—

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to the Condensed Consolidated Statements of Assets and Liabilities for additional detail.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2026

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Whoop, Inc.	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	$10,011,460	$149,338,617	41.97%
Preferred Shares, Series G-2		2/6/2025	127,164	1,001,628	1,428,560	0.40%
Total				11,013,088	150,767,177	42.37%
ARK Type One Deep Ventures Fund LLC**(5)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,696,568	59,302,645	16.66%
IH10, LLC**(6)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	34,001,149	9.55%
Magnetar Opportunity 2025-4 LP**(7)	Evanston, IL
Class A Interest	AI Infrastructure Fund	1/2/2026	$5,000,000	5,012,250	5,200,000	1.46%
Class B Interest		6/3/2026	$15,000,000	15,000,000	15,000,000	4.22%
Total				20,012,250	20,200,000	5.68%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	7,499,992	2.11%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	9,613,523	2.70%
Total				15,004,340	17,113,515	4.81%
CW Opportunity 2 LP**(8)	Evanston, IL
Class A Interest***	AI Infrastructure Fund	5/7/2024	$8,377,421	8,553,863	15,367,670	4.32%
Canva, Inc.	Austin, TX
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	15,432,563	4.34%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Menlo Park, CA
Preferred Shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	5,369,287	1.51%
Preferred Shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	2.81%
Total				14,999,972	15,369,258	4.32%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	12,347,909	3.47%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	2.81%
Series F Convertible Note 4.12%, Due 7/15/2030***		7/29/2025	$250,000	252,362	250,000	0.07%
Total				10,256,296	10,249,996	2.88%
ClickHouse, Inc.	San Francisco, CA
Preferred Shares, Series A	Managed Database and Analytics	4/22/2026	41,179	9,579,252	9,471,170	2.66%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,405,588	0.96%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	3,405,593	0.96%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	516,502	0.15%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	486,511	0.13%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	—	—%
Total				8,040,806	7,814,194	2.20%
Plaid Inc.(9)	San Francisco, CA
Common Shares	Financial Technology Infrastructure	4/4/2025	24,512	5,395,542	6,922,679	1.95%

See accompanying notes to condensed consolidated financial statements.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2026

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	3,435,624	0.97%
EDGE Markets, Inc.(10)	San Diego, CA
Preferred Shares, Series Seed 8%	Gaming Technology	5/18/2022	456,704	501,330	3,201,961	0.90%
PayJoy, Inc.	San Francisco, CA
Preferred Shares, Series C	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,499,758	0.70%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.14%
Total				3,003,040	2,999,758	0.84%
True Global Ventures 4 Plus Pte Ltd**(11)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	202,378	2,884,437	0.81%
Neutron Holdings, Inc. (d/b/a Lime)	San Francisco, CA
Junior Preferred Shares, Series 1-D	Micromobility	1/25/2019	61,364	10,007,322	1,534,100	0.43%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	942,275	0.26%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	3,025	—	55,275	0.02%
Total				10,513,661	2,531,650	0.71%
Xgroup Holdings Inc. (d/b/a Xpoint)(10)	Miami Beach, FL
Preferred Shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	220,201	0.06%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,593,789	0.45%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	564,568	0.16%
Total				1,383,029	2,378,558	0.67%
Stake Trade, Inc. (d/b/a Prophet Exchange)(10)	New York, NY
Preferred Shares, Series B-IV	Sports Betting	7/26/2023	755,041	1,002,153	2,038,422	0.57%
GrabAGun Digital Holdings Inc.	Coppell, TX
Common Shares(4)	E-Commerce Marketplace	11/20/2023	452,619	480,350	1,031,972	0.29%
Common Warrants, Strike Price $11.50, Expiration Date 7/15/2030(4)		11/20/2023	1,204,488	375,816	361,346	0.10%
Total				856,166	1,393,318	0.39%
Varo Money, Inc.**	San Francisco, CA
Common Shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,079,266	0.30%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(12)	Chicago, IL
Preferred Shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	403,890	0.11%
Skillsoft Corp.	Nashua, NH
Common Shares(4)	Online Education	6/8/2021	49,092	9,818,428	254,297	0.07%
Huntress Labs Inc.	Columbia, MD
Common Shares	Cybersecurity	4/8/2026	15,000	229,296	225,000	0.06%
Orchard Technologies, Inc.(13)	New York, NY
Common Shares	Real Estate Platform	8/9/2021	1,627,478	12,733,759	—	—%
Preferred Shares, Series E-1		1/31/2025	301,380	81,584	80,800	0.02%
Total				12,815,343	80,800	0.02%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common Warrants, Strike Price $11.50, Expiration Date 7/19/2028(4)	E-Commerce Marketplace	4/1/2021	1,796,037	771,065	71,841	0.02%
Aventine Property Group, Inc.	Chicago, IL
Common Shares	Cannabis REIT	9/11/2019	312,500	2,580,750	31,250	0.01%
Kinetiq Holdings, LLC	Doylestown, PA
Common Shares, Class A	Social Data Platform	3/30/2012	112,374	—	11,737	0.01%

See accompanying notes to condensed consolidated financial statements.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2026

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
Trax Ltd.**	Singapore, Singapore
Common Shares	Retail Technology	6/9/2021	55,591	2,781,148	—	—%
Preferred Shares, Investec Series		6/9/2021	144,409	7,224,600	—	—%
Total				10,005,748	—	—%
Fullbridge, Inc.	Cambridge, MA
Common Shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(3)(14)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common Shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)(15)	Marina Del Rey, CA
Preferred Shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred Shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%

Total Non-Controlled/Non-Affiliate				$241,230,810	$397,381,734	111.67%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(16)	Scottsdale, AZ
Preferred Shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$470,135	0.13%
Preferred Shares, Series C 8%		1/7/2014	2,779,134	4,000,787	5,011,521	1.41%
Preferred Shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,864,058	0.80%
Preferred Shares, Series A 8%		2/25/2014	366,666	110,000	124,253	0.03%
Total				6,387,741	8,469,967	2.38%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(10)	Las Vegas, NV
Preferred Shares, Series A-1	Interactive Media & Services	3/26/2021	10,548,522	1,004,240	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred Shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred Shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common Shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-Controlled/Affiliate				$21,609,640	$8,469,967	2.38%

Total Portfolio Investments				$262,840,450	$405,851,701	114.05%

See accompanying notes to condensed consolidated financial statements.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2026

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. As of June 30, 2026, all of the Company’s investments were non-controlled. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. Neostellar Capital Corp.’s (the “Company’s”, or “Neostellar Capital’s”) directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that Neostellar Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2026, 32.73% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Neostellar Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Neostellar Capital if Neostellar Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	Represents the respective number of shares, principal amount, initial or remaining fund investment, or membership interest as of June 30, 2026. For fund investments, the initial committed amount may be reduced by distributions classified as Return of Capital.

(3)	As of June 30, 2026, the investments noted had been placed on non-accrual status.

(4)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(5)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Series A-2 Preferred Shares of OpenAI Global, LLC. Neostellar Capital Corp. is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of Neostellar Capital’s investment in the fund.

(6)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through a special purpose vehicle (“SPV”). Neostellar Capital is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management fee or an incentive fee; however, Neostellar Capital has prepaid operating expenses.

(7)	Magnetar Opportunity 2025-4 LP is an SPV for which the Class A Interest and Class B Interest are invested in the Class B Preferred Shares of TensorWave Inc. Magnetar Opportunity 2025-4 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate.

(8)	CW Opportunity 2 LP is an SPV for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. Neostellar Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. During the quarter ended June 30, 2026, Neostellar Capital received distributions as part of its investment in CW Opportunity 2 LP. The distributions represented approximately 12.2% of the initial investment in CW Opportunity 2 LP. As of June 30, 2026, Neostellar Capital retains approximately 55.9% of its investment in CW Opportunity 2 LP.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

June 30, 2026

(9)	Neostellar Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which Neostellar Capital is the Sole Limited Partner. 1789 Capital Nirvana II LP is a wholly owned subsidiary of Neostellar Capital. Neostellar Capital paid a 7% origination fee at the time of investment.

(10)	Neostellar Capital’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), EDGE Markets, Inc., Xgroup Holdings Inc. (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through Neostellar Capital’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Capital Sports”).

(11)	Neostellar Capital’s investments in True Global Ventures 4 Plus Pte Ltd are held through Neostellar Capital’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate. The management fees may adjust the cost of Neostellar Capital’s investment in the fund.

(12)	Neostellar Capital’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through Neostellar Capital’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(13)	On January 27, 2026, the Simple Agreement for Future Equity (“SAFE”) Note previously held by the Company in Orchard Technologies, Inc. converted into Series E-1 Preferred Shares. In connection with the same transaction, the Company’s previously held Series D Preferred Shares, Series 1 Senior Preferred Shares, and Series 2 Senior Preferred Shares were converted into Common Shares.

(14)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(15)	On March 30, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware. On June 5, 2025, the US Bankruptcy Court for the District of Delaware approved the sale of the remaining assets of CTN Holdings, Inc. On August 7, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) converted its bankruptcy filing from Chapter 11 reorganization to Chapter 7 liquidation.

(16)	Neostellar Capital’s investments in StormWind, LLC are held through Neostellar Capital’s wholly owned subsidiary, GSVC SW Holdings, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
ARK Type One Deep Ventures Fund LLC**(5)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	$17,696,568	$42,212,173	20.56%
Whoop, Inc.	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	27,357,435	13.32%
Simple Agreement for Future Equity		2/6/2025	$1,000,000	1,001,628	1,000,000	0.49%
Total				11,013,088	28,357,435	13.81%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	9,999,990	4.87%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	11,001,648	5.36%
Total				15,004,340	21,001,638	10.23%
Canva, Inc.	Austin, TX
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	15,432,563	7.52%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Menlo Park, CA
Preferred Shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	5,369,377	2.62%
Preferred Shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.87%
Total				14,999,972	15,369,348	7.49%
CW Opportunity 2 LP**(6)	Evanston, IL
Class A Interest***	AI Infrastructure Fund	5/7/2024	$10,208,114	10,384,558	14,659,078	7.14%
IH10, LLC**(7)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,132,897	5.91%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,995,290	5.84%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	4.87%
Series F Convertible Note 4.12%, Due 7/15/2030***		7/29/2025	$250,000	252,362	250,000	0.12%
Total				10,256,296	10,249,996	4.99%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	1.70%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	1.70%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	530,820	0.26%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	499,998	0.24%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	259,089	0.13%
Total				8,040,806	8,289,899	4.04%
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	5,682,945	2.77%
Neutron Holdings, Inc. (d/b/a Lime)	San Francisco, CA
Junior Preferred Shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	4,703,189	2.29%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	203,297	0.10%
Total				10,513,661	5,412,825	2.64%
Plaid Inc.(8)	San Francisco, CA
Common Shares	Financial Technology Infrastructure	4/4/2025	24,512	5,395,542	4,999,874	2.44%
GrabAGun Digital Holdings Inc.(9)	Coppell, TX
Common Shares(4)	E-Commerce Marketplace	11/20/2023	1,040,000	1,103,719	3,130,400	1.52%
Common Warrants, Strike Price $11.50, Expiration Date 7/15/2030(4)		11/20/2023	1,204,488	375,816	451,683	0.22%
Total				1,479,535	3,582,083	1.74%

See accompanying notes to condensed consolidated financial statements.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
PayJoy, Inc.	San Francisco, CA
Preferred Shares, Series C	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,707,718	1.32%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.24%
Total				3,003,040	3,207,718	1.56%
True Global Ventures 4 Plus Pte Ltd**(10)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	448,304	3,130,363	1.52%
HL Digital Assets Inc.	New York, NY
Preferred Shares	Digital Asset Infrastructure	9/18/2025	8,000,000	5,106,143	2,825,085	1.38%
Xgroup Holdings Inc. (d/b/a Xpoint)(11)	Miami Beach, FL
Preferred Shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	220,201	0.11%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,593,789	0.78%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	564,568	0.27%
Total				1,383,029	2,378,558	1.16%
Varo Money, Inc.**	San Francisco, CA
Common Shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,618,899	0.79%
Stake Trade, Inc. (d/b/a Prophet Exchange)(11)(12)	New York, NY
Preferred Shares, Series B-IV	Sports Betting	7/26/2023	755,041	1,002,153	1,249,993	0.61%
Aventine Property Group, Inc.	Chicago, IL
Common Shares	Cannabis REIT	9/11/2019	312,500	2,580,750	1,187,532	0.58%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(13)	Chicago, IL
Preferred Shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	654,642	0.32%
Orchard Technologies, Inc.	New York, NY
Preferred Shares, Series D 8%	Real Estate Platform	8/9/2021	524,985	3,751,518	—	—%
Senior Preferred Shares, Series 2 8%		8/9/2021	80,991	587,951	—	—%
Senior Preferred Shares, Series 1 7%		1/13/2023	463,449	4,642,772	463,449	0.23%
Common Shares		8/9/2021	558,053	3,751,518	—	—%
Simple Agreement for Future Equity		1/31/2025	$80,800	81,584	80,800	0.04%
Total				12,815,343	544,249	0.27%
EDGE Markets, Inc.(11)	San Diego, CA
Preferred Shares, Series Seed 8%	Gaming Technology	5/18/2022	456,704	501,330	500,000	0.24%
Skillsoft Corp.	Nashua, NH
Common Shares(4)	Online Education	6/8/2021	49,092	9,818,428	456,556	0.22%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common Warrants, Strike Price $11.50, Expiration Date 7/19/2028(4)	E-Commerce Marketplace	4/1/2021	1,796,037	771,065	170,624	0.08%
Kinetiq Holdings, LLC	Doylestown, PA
Common Shares, Class A	Social Data Platform	3/30/2012	112,374	—	1,875	0.01%
Trax Ltd.**	Singapore, Singapore
Common Shares	Retail Technology	6/9/2021	55,591	2,781,148	—	—%
Preferred Shares, Investec Series		6/9/2021	144,409	7,224,600	—	—%
Total				10,005,748	—	—%
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)(14)	Marina Del Rey, CA
Preferred Shares, Series A	Carbon Credit Services	8/11/2015	540,270	1,001,815	—	—%
Preferred Shares, Series C-3		8/12/2019	24,912	281,190	—	—%
Total				1,283,005	—	—%

See accompanying notes to condensed consolidated financial statements.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2025

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. As of December 31, 2025, all of the Company’s investments were non-controlled. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. Neostellar Capital Corp.’s (the “Company’s”, or “Neostellar Capital’s”) directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that Neostellar Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2025, 32.70% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Neostellar Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Neostellar Capital if Neostellar Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	Represents the respective number of shares, principal amount, initial or remaining fund investment, or membership interest as of December 31, 2025. For fund investments, the initial committed amount may be reduced by distributions classified as Return of Capital.

(3)	As of December 31, 2025, the investments noted had been placed on non-accrual status.

(4)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(5)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Series A-2 Preferred Shares of OpenAI Global, LLC. Neostellar Capital Corp. is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of Neostellar Capital’s investment in the fund.

(6)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. Neostellar Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. On March 28, 2025, CoreWeave, Inc. completed an IPO and the Series C Preferred Shares converted to Class A Common Shares. Prior to the IPO, Neostellar Capital was invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. Additionally, prior to the IPO, the Series C Preferred Shares of CoreWeave, Inc. accrued a 10% per annum dividend, paid quarterly in cash or in-kind. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. During the year ended December 31, 2025, Neostellar Capital received distributions as part of its investment in CW Opportunity 2 LP. The distributions represented approximately 31.9% of the initial investment in CW Opportunity 2 LP. As of December 31, 2025, Neostellar Capital retains approximately 68.1% of its investment in CW Opportunity 2 LP.

(7)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. Neostellar Capital is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management fee or an incentive fee; however, Neostellar Capital has prepaid operating expenses.

(8)	Neostellar Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which Neostellar Capital is the Sole Limited Partner. 1789 Capital Nirvana II LP is a wholly owned subsidiary of Neostellar Capital. Neostellar Capital paid a 7% origination fee at the time of investment.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2025

(9)	On July 15, 2025, Colombier Acquisition Corp. II (“Colombier”) stockholders approved a business combination with GrabAGun Digital Holdings Inc. and related proposals at a special meeting. On July 16, 2025, GrabAGun Digital Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company GrabAGun Digital Holdings, Inc. As of December 31, 2025, Neostellar Capital’s shares of GrabAGun Digital Holdings, Inc. Common shares are subject to certain restrictions on transfer, while the GrabAGun Digital Holdings, Inc. warrants are freely tradable.

(10)	Neostellar Capital’s investments in True Global Ventures 4 Plus Pte Ltd are held through Neostellar Capital’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate. The management fees may adjust the cost of Neostellar Capital’s investment in the fund.

(11)	Neostellar Capital’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), EDGE Markets, Inc., Xgroup Holdings Inc. (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through Neostellar Capital’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Capital Sports”).

(12)	On October 8, 2025, Stake Trade, Inc. (d/b/a Prophet Exchange) completed its Series B financing. As a result of the financing, the SAFE Note which Neostellar Capital previously held in Stake Trade, Inc. (d/b/a Prophet Exchange) converted into Series B-IV Preferred shares.

(13)	Neostellar Capital’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through Neostellar Capital’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(14)	On March 30, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware. On June 5, 2025, the US Bankruptcy Court for the District of Delaware approved the sale of the remaining assets of CTN Holdings, Inc. On August 7, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) converted its bankruptcy filing from Chapter 11 reorganization to Chapter 7 liquidation.

(15)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(16)	Neostellar Capital’s investments in StormWind, LLC are held through Neostellar Capital’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(17)	On March 21, 2025, Commercial Streaming Solutions, Inc. (d/b/a BettorView) merged with FSG Digital, Inc. (d/b/a JefeBet). As a result of the merger, the SAFE Note which Neostellar Capital previously held in Commercial Streaming Solutions, Inc. (d/b/a BettorView) converted into Class A-1 Preferred shares.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

NOTE 1—NATURE OF OPERATIONS

Neostellar Capital Corp. (“we”, “us”, “our”, the “Company” or “Neostellar Capital”), formerly known as SuRo Capital Corp., Sutter Rock Capital Corp. and GSV Capital Corp., was formed in September 2010 as a Maryland corporation. As of June 30, 2026, the Company was an internally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s date of inception was January 6, 2011, which is the date it commenced development stage activities. The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol “NSLR” (formerly “SSSS” and, prior to that, “GSVC”). The Company began its investment operations during the second quarter of 2011. Effective July 15, 2026, in connection with the Externalization, the Company became externally managed by Neostellar Advisors LLC. See “Note 12—Subsequent Events—Externalization.”

The table below displays the Company’s subsidiaries as of June 30, 2026, which, other than GSV Capital Lending, LLC (“GCL”), SuRo Capital Sports, LLC, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate corporations for U.S. federal income tax purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, were considered necessary for the fair presentation of the Condensed Consolidated Financial Statements for the period and have been included.

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

The Company’s Condensed Consolidated Financial Statements include its accounts and the accounts of the Taxable Subsidiaries, GCL, SuRo Capital Sports, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, its wholly owned subsidiaries. GCL was formed to originate portfolio loan investments within the state of California. SuRo Capital Sports was formed to focus on investing in the sports betting sector. 1789 Capital Nirvana II LP is a SPV in which Neostellar Capital holds the sole limited partnership interest and was formed to invest in the Common Shares of Plaid, Inc. SRCI Advisors, LLC was formed to provide investment management services to third parties; as of June 30, 2026, SRCI Advisors, LLC has not commenced operations. All intercompany balances and transactions have been eliminated in consolidation. The Company operates as a single operating segment.

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

Segments

Neostellar Capital has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Company operates as a single segment with a principal investment objective to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. The Company’s Chief Executive Officer, Chief Financial Officer, and Investment Committee collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses Net Change in Net Assets Resulting from Operations as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Condensed Consolidated Statements of Operations along with significant expenses. The measure of segment assets is reported on the Condensed Consolidated Statements of Assets and Liabilities as total assets.

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

In making a good faith determination of the fair value of investments, the Board of Directors applies valuation methodologies consistent with industry practice. Valuation methods utilized include, but are not limited to, the following: comparisons to prices from secondary market transactions; venture capital financings; public offerings; purchase or sale transactions; analysis of financial ratios and valuation metrics of portfolio companies that issued such private equity securities to peer companies that are public; analysis of the portfolio company’s most recent financial statements, forecasts and the markets in which the portfolio company does business, and other relevant factors. The Company assigns a weighting based upon the relevance of each method to assist the Board of Directors in determining the fair value of each investment.

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. “Control investments” are investments in companies that the Company is presumed to control under Section 2(a)(9) of the 1940 Act. Under the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company is presumed to control such company. “Affiliate investments” are investments in companies that are “affiliated persons” of the Company under Section 2(a)(3) of the 1940 Act. Under the 1940 Act, “affiliated person” includes any person directly or indirectly owning, controlling, or holding with power to vote, 5% or more, but not more than 25%, of the outstanding voting securities of such company. Refer to the Condensed Consolidated Schedules of Investments as of June 30, 2026 and December 31, 2025 for details regarding the nature and composition of the Company’s investment portfolio.

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Cash

The Company custodies its cash with Western Alliance Trust Company, N.A., and may place cash in demand deposit accounts with other high-quality financial institutions. The cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes the risk of loss associated with any uninsured balance is remote.

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments is held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statements of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of June 30, 2026 and December 31, 2025, the Company had no escrow proceeds receivable.

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

The Company records fees and expenses incurred in connection with debt capital raises as deferred debt issuance costs. Such costs are reflected in the carrying value of the related debt instrument, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of June 30, 2026 and December 31, 2025, the Company had deferred financing costs of $578,102 and $508,310, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	June 30, 2026	December 31, 2025
Deferred debt issuance costs	$672,612	$1,056,167
Deferred financing costs	578,102	508,310
Total	$1,250,714	$1,564,477

Refer to “Note 10—Debt Capital Activities” for further detail regarding the Company’s deferred debt issuance costs.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statements of Assets and Liabilities as escrow deposits. As of June 30, 2026 and December 31, 2025, the Company had no escrow deposits.

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of June 30, 2026, the fair value of the Company’s remote-affiliate investment in Skillsoft was $254,297.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Effective July 15, 2026, in connection with the Externalization, the Company became externally managed by Neostellar Advisors LLC (the “Adviser”), which is jointly owned by certain members of the Company’s former management team (including Mr. Klein and Ms. Green) and Magnetar Holdings LLC, and a portion of the fees payable under the Investment Advisory Agreement inures to those persons. On the same date, the Company also entered into an Administration Agreement with Neostellar Administrative Services LLC (the “Administrator”), an affiliate of the Adviser, and the Board of Directors appointed Erik Falk, a Partner and Head of Strategy of Magnetar, as an interested director of the Company. In addition, on July 16, 2026, MCP Investing LLC, an affiliate of Magnetar, purchased a $20.0 million redeemable promissory note from the Company pursuant to a Securities Purchase Agreement dated June 26, 2026. On August 3, 2026, the Company, the Adviser and certain affiliated funds and accounts filed an application with the SEC for an exemptive order permitting the Company to co-invest in negotiated transactions alongside funds and accounts advised by the Adviser, Magnetar and their affiliates. There can be no assurance if or when such relief will be granted.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock), and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of June 30, 2026, the Company had 60 positions in 37 portfolio companies. As of December 31, 2025, the Company had 60 positions in 35 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock(1)	$162,335,532	$354,836,112	99.6%	$145,749,202	$169,631,231	82.6%
Common Stock(2)	84,141,255	45,390,226	12.8%	77,006,339	46,713,129	22.8%
Options(3)	1,888,445	2,713,632	0.8%	2,971,657	4,201,543	2.0%
Debt Investments	3,029,559	1,192,275	0.3%	3,029,559	756,339	0.4%
Total Private Portfolio Companies	251,394,791	404,132,245	113.5%	228,756,757	221,302,242	107.8%
Publicly Traded Portfolio Companies
Common Stock	10,298,778	1,286,269	0.4%	10,922,147	3,586,956	1.7%
Options	1,146,881	433,187	0.1%	1,146,881	622,307	0.3%
Total Publicly Traded Portfolio Companies	11,445,659	1,719,456	0.5%	12,069,028	4,209,263	2.0%
Total Investments	$262,840,450	$405,851,701	114.0%	$240,825,785	$225,511,505	109.8%

(1)	As of June 30, 2026 Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV, and the Company’s investment in the Class A Interest and Class B Interest of Magnetar Opportunity 2025-4 LP which is invested in the Series B Preferred Shares of TensorWave, Inc. As of December 31, 2025, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	As of June 30, 2026 and December 31, 2025, Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc.
(3)	As of June 30, 2026, Options in Private Portfolio Companies also includes the Company’s investment in the SAFE of PayJoy, Inc. As of December 31, 2025, Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The geographic and industrial compositions of the Company’s portfolio at fair value as of June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026			As of December 31, 2025
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
Northeast	$216,840,006	53.4%	60.9%	$78,565,018	34.9%	38.3%
Midwest	64,078,509	15.8%	18.0%	49,488,742	21.9%	24.1%
Southeast	61,753,044	15.2%	17.4%	44,761,355	19.8%	21.8%
West	60,295,705	14.9%	16.9%	49,566,027	22.0%	24.1%
International	2,884,437	0.7%	0.8%	3,130,363	1.4%	1.5%
Total	$405,851,701	100.0%	114.0%	$225,511,505	100.0%	109.8%

	As of June 30, 2026			As of December 31, 2025
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Consumer Goods & Services	$165,013,982	40.7%	46.4%	$47,772,963	21.2%	23.3%
Artificial Intelligence Infrastructure & Applications	138,342,634	34.1%	38.9%	69,004,148	30.6%	33.6%
Software-as-a-Service	40,597,009	10.0%	11.4%	44,725,975	19.8%	21.8%
Education Technology	24,093,522	5.9%	6.8%	23,683,271	10.5%	11.5%
Logistics & Supply Chain	15,783,533	3.9%	4.4%	17,678,235	7.8%	8.6%
Financial Technology & Services	14,402,080	3.5%	4.0%	18,168,362	8.1%	8.8%
SuRo Capital Sports	7,618,941	1.9%	2.1%	4,478,551	2.0%	2.2%
Total	$405,851,701	100.0%	114.0%	$225,511,505	100.0%	109.8%

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The table below details the composition of the Company’s industrial themes presented in the preceding tables:

Industry Theme	Industry
Artificial Intelligence Infrastructure	AI Application Fund
& Applications	AI Infrastructure Fund
Managed Database and Analytics
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
Cybersecurity
SuRo Capital Sports	Gaming Technology
Geolocation Technology
Interactive Media & Services
Sports Betting

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2026 and December 31, 2025 are as follows:

	As of June 30, 2026
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$354,836,112	$354,836,112
Common Stock(2)	—	—	45,390,226	45,390,226
Options(3)	—	—	2,713,632	2,713,632
Debt Investments	—	—	1,192,275	1,192,275
Private Portfolio Companies	—	—	404,132,245	404,132,245
Publicly Traded Portfolio Companies
Common Stock	1,286,269	—	—	1,286,269
Options	433,187	—	—	433,187
Publicly Traded Portfolio Companies	1,719,456	—	—	1,719,456
Total Investments at Fair Value	$1,719,456	$—	$404,132,245	$405,851,701

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV, and the Company’s investment in the Class A Interest and Class B Interest of Magnetar Opportunity 2025-4 LP which is invested in the Series B Preferred Shares of TensorWave, Inc.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also includes the Company’s investment in the SAFE of PayJoy, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of June 30, 2026 and December 31, 2025. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of June 30, 2026

Asset	Fair Value	Valuation Approach/ Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(4)	$354,836,112	Market Approach	Revenue Multiples	0.52x - 5.12x (2.28x)
			Precedent Transactions	25% - 100% (95%)
		PWERM(7)	Revenue Multiples	0.75x - 2.4x (2.25x)
			Dissolution Risk	100%
Common stock in private companies(5)	$45,390,226	Market Approach	Revenue Multiples	0.63x - 3.58x (3.41x)
			Precedent Transactions	100%
		PWERM(7)	Dissolution Risk	100%
			Precedent Transaction	100%
Options(6)	$2,713,632	Option Pricing Model	Term to Expiration (Years)	0.03
			Volatility	54%
		Market Approach	Precedent Transaction	100%
Debt investments	$1,192,275	Market Approach	Revenue Multiples	0.66x - 4.32x (4.15x)
			Precedent Transactions	25% - 100% (84%)

(1)	As of June 30, 2026, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

(3)	The weighted averages are calculated based on the fair market value of each investment.

(4)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV, and the Company’s investment in the Class A Interest and Class B Interest of Magnetar Opportunity 2025-4 LP which is invested in the Series B Preferred Shares of TensorWave, Inc.

(5)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc.

(6)	Options in Private Portfolio Companies also includes the Company’s investment in the SAFE of PayJoy, Inc.

(7)	Probability-Weighted Expected Return Method, or “PWERM”.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The aggregate values of Level 3 assets and liabilities changed during the six months ended June 30, 2026 as follows:

	Six Months Ended June 30, 2026
	Preferred Stock(1)	Common Stock(2)	Options(3)	Debt Investments	Total
Assets:
Fair Value as of December 31, 2025	$169,631,231	$46,713,129	$4,201,543	$756,339	$221,302,242
Purchases, capitalized fees and interest	24,579,252	229,296	5,012,250	—	29,820,798
Sales/Redemptions of investments	(5,150,810)	(6,715,466)	—	—	(11,866,276)
Exercises and conversions(4)	(2,886,779)	8,982,241	(6,095,462)	—	—
Realized gains/(losses)	44,667	4,638,846	—	—	4,683,513
Net change in unrealized appreciation/(depreciation) included in earnings	168,618,551	(8,457,820)	(404,699)	435,936	160,191,968
Fair Value as of June 30, 2026	$354,836,112	$45,390,226	$2,713,632	$1,192,275	$404,132,245
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of June 30, 2026	$157,818,704	$(8,457,820)	$(407,112)	$435,936	$149,389,708

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV, and the Company’s investment in the Class A Interest and Class B Interest of Magnetar Opportunity 2025-4 LP which is invested in the Series B Preferred Shares of TensorWave, Inc.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also includes the Company’s investment in the SAFE of PayJoy, Inc.
(4)	During the six months ended June 30, 2026, the Company’s portfolio investments had the following corporate actions which are reflected below:

Portfolio Company	Conversion from	Conversion to
Whoop, Inc.	Simple Agreement for Future Equity	Preferred Shares, Series G-2 (Level 3)
Orchard Technologies, Inc.	Senior Preferred Shares, Series 1 Senior Preferred Shares, Series 2 Preferred Shares, Series D Simple Agreement for Future Equity	Common Shares (Level 3) Preferred Shares, Series E-1 (Level 3)
Magnetar Opportunity 2025-4 LP	Simple Agreement for Future Equity	Preferred Shares, Series B (Level 3)

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2025 as follows:

	Year Ended December 31, 2025
	Preferred Stock(1)	Common Stock(2)	Options(3)	Debt Investments	Total
Assets:
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$4,357,138	$506,339	$191,789,622
Transfers out of Level 3	(5,221,824)	(6,323,519)	(498,305)	—	(12,043,648)
Purchases, capitalized fees and interest	5,330,509	5,395,541	1,083,211	252,363	12,061,624
Sales/Redemptions of investments	—	(16,324,378)	—	—	(16,324,378)
Exercises and conversions(4)	(15,768,763)	17,775,155	(2,006,392)	—	—
Realized gains/(losses)	(1,002,755)	11,395,780	—	—	10,393,025
Net change in unrealized appreciation/(depreciation) included in earnings	35,290,073	(1,127,604)	1,265,891	(2,363)	35,425,997
Fair Value as of December 31, 2025	$169,631,231	$46,713,129	$4,201,543	$756,339	$221,302,242
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2025	$34,444,974	$(1,127,603)	$1,121,861	$(2,363)	$34,436,869

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Global, LLC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.
(4)	During the year ended December 31, 2025, the Company’s portfolio investments had the following corporate actions which are reflected below:

Portfolio Company	Conversion from	Conversion to
CoreWeave, Inc.	Preferred Shares, Series A Common shares	Common Shares (Level 2)
CW Opportunity 2 LP	Preferred Shares, Series C	Common Shares (Level 3)
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity	Preferred Shares, Class A-1 (Level 3)
Colombier Sponsor II LLC	Class B Units Class W Units	GrabAGun Digital Holdings Inc. Common Shares (Level 1) GrabAGun Digital Holdings Inc. Common Warrants (Level 1)
Stake Trade, Inc. (d/b/a Prophet Exchange)	Simple Agreement for Future Equity	Preferred Shares, Series B-IV (Level 3)

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Schedule of Investments In, and Advances to, Affiliates

Transactions during the six months ended June 30, 2026 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/Quantity	Fair Value at December 31, 2025	Transfer In/ (Out)	Unrealized Gains/(Losses)	Fair Value at June 30, 2026	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
Interactive Media & Services
Commercial Streaming Solutions Inc. (d/b/a BettorView)–Preferred Shares, Series A-1	10,548,522	$350,000	$—	$(350,000)	$—	—%
Knowledge Networks
Maven Research, Inc.–Preferred Shares, Series C	318,979	—	—	—	—	—%
Maven Research, Inc.–Preferred Shares, Series B	49,505	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—%
Interactive Learning
StormWind, LLC(2) – Preferred Shares, Series D 8%	329,337	435,806	—	34,329	470,135	0.13%
StormWind, LLC(2) – Preferred Shares, Series C 8%	2,779,134	4,760,083	—	251,438	5,011,521	1.41%
StormWind, LLC(2) – Preferred Shares, Series B 8%	3,279,629	2,578,473	—	285,585	2,864,058	0.80%
StormWind, LLC(2) – Preferred Shares, Series A 8%	366,666	83,005	—	41,248	124,253	0.03%
Total Interactive Learning		7,857,367	—	612,600	8,469,967	2.38%
Total Preferred Stock		8,207,367	—	262,600	8,469,967	2.38%
Common Stock
Online Education
Curious.com, Inc.–Common Shares	1,135,944	—	—	—	—	—%
Total Common Stock		—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$8,207,367	$—	$262,600	$8,469,967	2.38%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Neostellar Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Neostellar Capital if Neostellar Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	Neostellar Capital’s investments in StormWind, LLC are held through Neostellar Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2025 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/Quantity	Fair Value at December 31, 2024	Transfer In/ (Out)	Unrealized Gains/(Losses)	Fair Value at December 31, 2025	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Common Stock
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class B Units	—	$1,101,695	$(1,103,719)	$2,024	$—	—%
Total Common Stock		1,101,695	(1,103,719)	2,024	—	—%
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class W Units	—	498,305	(499,221)	916	—	—%
Total Options		498,305	(499,221)	916	—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,600,000	$(1,602,940)	$2,940	$—	—%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
Interactive Media & Services
Commercial Streaming Solutions Inc. (d/b/a BettorView)–Preferred Shares, Series A-1	10,548,522	$—	$1,000,000	$(650,000)	$350,000	0.17%
Knowledge Networks
Maven Research, Inc.–Preferred Shares, Series C	318,979	—	—	—	—	—%
Maven Research, Inc.–Preferred Shares, Series B	49,505	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred Shares, Series D 8%	329,337	501,626	—	(65,820)	435,806	0.21%
StormWind, LLC(4) – Preferred Shares, Series C 8%	2,779,134	5,376,994	—	(616,911)	4,760,083	2.32%
StormWind, LLC(4) – Preferred Shares, Series B 8%	3,279,629	3,233,922	—	(655,449)	2,578,473	1.26%
StormWind, LLC(4) – Preferred Shares, Series A 8%	366,666	156,285	—	(73,280)	83,005	0.04%
Total Interactive Learning		9,268,827	—	(1,411,460)	7,857,367	3.83%
Total Preferred Stock		9,268,827	1,000,000	(2,061,460)	8,207,367	4.00%
Common Stock
Online Education
Curious.com, Inc.–Common Shares	1,135,944	—	—	—	—	—%
Total Common Stock		—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$9,268,827	$1,000,000	$(2,061,460)	$8,207,367	4.00%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors, officers, employees and staff, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that Neostellar Capital believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2025, 32.70% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Neostellar Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Neostellar Capital if Neostellar Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of Neostellar Capital, as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(4)	Neostellar Capital’s investments in StormWind, LLC are held through Neostellar Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

During the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. As of June 30, 2026, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

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

Sales of Shares under the ATM Program may be made only pursuant to an effective registration statement. On July 30, 2026, the Company filed a new shelf registration statement on Form N-2 with the SEC, which had not been declared effective as of the date of these Condensed Consolidated Financial Statements. Refer to “Note 12—Subsequent Events—Shelf Registration Statement.”

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

During the three and six months ended June 30, 2026 and 2025, the Company did not issue or sell Shares under the ATM Program. As of June 30, 2026, up to approximately $87.9 million in aggregate amount of the Shares remain available for sale under the ATM Program.

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per common share–basic:
Net change in net assets resulting from operations	$(18,703,673)	$62,328,070	$136,932,387	$61,521,355
Weighted-average common shares–basic	25,983,140	23,728,095	25,683,611	23,650,399
Earnings per common share–basic	$(0.72)	$2.63	$5.33	$2.60
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(18,703,673)	$62,328,070	$136,932,387	$61,521,355
Adjustment for interest and amortization on 6.50% Convertible Notes due 2029(1)	—	628,529	1,179,929	1,241,345
Net change in net assets resulting from operations, as adjusted	$(18,703,673)	$62,956,599	$138,112,316	$62,762,700
Adjustment for dilutive effect of 6.50% Convertible Notes due 2029(1)	—	4,516,130	4,484,558	4,462,664
Weighted-average common shares outstanding–diluted	25,983,140	28,244,225	30,168,169	28,113,063
Earnings per common share–diluted	$(0.72)	$2.23	$4.58	$2.23

(1)	For the three months ended June 30, 2026, 4,192,642 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been antidilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. On December 31, 2025, the Company committed up to $20,000,000 to Magnetar Opportunity 2025-4 LP that required it to make future investments subject to the satisfaction of certain conditions. During the three months ended March 31, 2026, the Company funded $5,000,000 of the commitment. During the three months ended June 30, 2026, the Company funded the remaining commitment of $15,000,000. As of June 30, 2026, the entire commitment to Magnetar Opportunity 2025-4 LP has been funded.

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

As of June 30, 2026 and December 31, 2025, the Company booked a right-of-use asset and operating lease liability of $262,213 and $327,932, respectively, on the Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2026 and 2025, the Company incurred $36,910 and $34,021, respectively, of operating lease expense. For the six months ended June 30, 2026 and 2025, the Company incurred $73,975 and $57,209, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statements of Assets and Liabilities have been discounted using the rate implicit in the lease. As of June 30, 2026, the remaining lease term was 1.9 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of June 30, 2026:

For the Year Ended December 31,	Amount
2026	$77,683
2027	159,471
2028	59,688
$296,842

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Basic Share Data
Net asset value at beginning of period	$14.24	$6.66	$8.09	$6.68
Net investment loss(1)	(0.90)	(0.16)	(1.06)	(0.31)
Net realized gain on investments(1)	0.19	0.89	0.23	0.90
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026(1)	—	—	—	<(0.01)
Net change in unrealized appreciation/(depreciation) of investments(1)	(0.02)	1.89	6.16	2.02
Issuance of common stock from conversion of 6.50% Convertible Notes due 2029(1)	(0.28)	—	(0.28)	—
Stock-based compensation(1)(2)	0.21	(0.10)	0.30	(0.11)
Net asset value at end of period	$13.44	$9.18	$13.44	$9.18
Per share market value at end of period	$12.54	$8.21	$12.54	$8.21
Total return based on market value(3)	17.09%	65.19%	32.84%	39.63%
Total return based on net asset value(3)	(5.62)%	37.84%	66.13%	37.43%
Shares outstanding at end of period	26,473,222	23,888,107	26,473,222	23,888,107
Ratios/Supplemental Data:
Net assets at end of period	$355,856,986	$219,409,595	$355,856,986	$219,409,595
Average net assets	$365,283,999	$160,412,515	$286,289,589	$158,444,298
Ratio of net operating expenses to average net assets(4)	9.49%	9.73%	12.88%	10.25%
Ratio of net investment loss to average net assets(4)	(9.16)%	(9.31)%	(12.15)%	(9.40)%
Portfolio Turnover Ratio	3.04%	2.36%	4.03%	3.02%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Represents stock-based compensation recognized during the period, net of shares withheld to satisfy statutory tax withholding obligations upon the vesting of restricted stock awards.
(3)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends.
(4)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. For the three and six months ended June 30, 2026, the annualization of these ratios excludes the effect of approximately $20.0 million of accelerated and non-recurring expenses incurred in connection with the Externalization. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

For accounting purposes, the Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2022–2025 for federal and New York and 2021–2025 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of June 30, 2026, there were no material interest or penalties incurred related to uncertain tax positions.

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

The Company records certain fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of June 30, 2026 and December 31, 2025, the Company had deferred debt issuance costs of $94,360 and $187,676, respectively, associated with the 6.00% Notes due 2026. The table below shows a reconciliation from the aggregate principal amount of 6.00% Notes due 2026 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	June 30, 2026	December 31, 2025
Aggregate principal amount of 6.00% Notes due 2026	$35,829,825	$35,829,825
Direct deduction of deferred debt issuance costs	(94,360)	(187,676)
Total	$35,735,465	$35,642,149

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “NSLRL”. The reported closing market price of NSLRL on June 30, 2026 and December 31, 2025 was $24.99 and $25.00 per note, respectively. As of June 30, 2026 and December 31, 2025, the fair value of the 6.00% Notes due 2026 was $35.8 million and $35.8 million, respectively.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

For the three and six months ended June 30, 2026, the Company issued 1,092,504 shares of its common stock and paid cash in lieu of fractional shares upon the conversion of $8,000,000 in aggregate principal amount of the 6.50% Convertible Notes due 2029.

The table below shows a reconciliation from the aggregate principal amount of 6.50% Convertible Notes due 2029 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	June 30, 2026	December 31, 2025
Aggregate principal amount of 6.50% Convertible Notes due 2029	$35,000,000	$35,000,000
Conversion of 6.50% Convertible Notes due 2029	(8,000,000)	—
Direct deduction of deferred debt issuance costs	(578,252)	(868,491)
Total	$26,421,748	$34,131,509

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

Under the Second Amended & Restated 2019 Equity Incentive Plan, each non-employee director will receive an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares will vest, in full, if the non-employee director is in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the six months ended June 30, 2026, the Company granted 17,680 restricted shares to the Company’s non-employee directors pursuant to the Second Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 28, 2026, 31,248 restricted shares related to the 2025 non-employee director grants vested.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

On April 2, 2026, in connection with the Externalization, the Compensation Committee approved grants of 350,000 and 60,000 restricted shares to Mr. Klein and Ms. Green, respectively, and cash bonuses of $850,000 to Mr. Klein and $500,000 to Ms. Green, in each case contingent on stockholder approval of the Investment Advisory Agreement. The Company’s stockholders approved the Investment Advisory Agreement on June 10, 2026, and the Company granted those restricted shares on June 12, 2026 under the Second Amended & Restated 2019 Equity Incentive Plan.

In connection with the Externalization, on June 15, 2026 the Company’s Board of Directors approved the acceleration in full of the vesting of all restricted shares then outstanding and unvested under the Amended and Restated 2019 Equity Incentive Plan and the Second Amended & Restated 2019 Equity Incentive Plan, effective as of June 15, 2026, including the 17,680 restricted shares granted to the Company’s non-employee directors in 2026. No restricted shares remained outstanding under either plan as of June 30, 2026.

The Company accounted for the acceleration as a Type I, probable-to-probable modification under ASC 718, Stock Compensation. The modification did not otherwise change the underlying economic terms of the awards and did not result in incremental compensation cost because the fair value of the awards immediately before and immediately after the modification was the same. As a result, the Company recognized the remaining unrecognized compensation cost associated with the grant-date fair value of the outstanding awards upon consummation of the Externalization.

For the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $11,807,726 (exclusive of $5,734,365 in aggregate income tax liability paid by the Company on behalf of certain executives as a result of the vesting of certain grants) and $499,125, respectively, not including executive and employee forfeits. The increase in stock-based compensation expense during the six months ended June 30, 2026 was primarily attributable to (i) the acceleration of vesting for outstanding restricted share awards in connection with the Externalization, resulting in the immediate recognition of the remaining unrecognized compensation cost associated with those awards and (ii) compensation expense recognized for restricted share awards granted to executive officers in connection with the Externalization. As of June 30, 2026 and December 31, 2025, there were approximately $0 and $5,722,648 (immaterially adjusted from amount previously disclosed), respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares is recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the six months ended June 30, 2026 under the Second Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2025(1)	957,173
Granted	437,680
Vested(2)	(1,394,853)
Outstanding as of June 30, 2026	—
Total vested since inception as of June 30, 2026	2,563,102

(1)	Not including unvested dividends.
(2)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement. The Second Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From July 1, 2026 through August 5, 2026, the Company made the following investments (not including capitalized transaction costs).

Portfolio Company	Investment	Transaction Date	Amount
Shogun Enterprises, Inc. (d/b/a Hearth)(1)	Common Shares	7/10/2026	$861
Total			$861

(1)	On July 10, 2026, the Company exercised 86,076 warrants and received 86,076 Common Shares of Shogun Enterprises, Inc. (d/b/a Hearth).

From July 1, 2026 through August 5, 2026, the Company exited the following investment.

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain
GrabAGun Digital Holdings Inc. - Common Shares(2)	Various	143,655	$3.12	$447,678	$295,211
Total				$447,678	$295,211

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	As of August 5, 2026, we continue to hold 308,964 Common Shares of GrabAGun Digital Holdings, Inc.

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

Externalization

At a special meeting held on June 10, 2026, the Company’s stockholders approved a new investment advisory agreement (the “Investment Advisory Agreement”) with Neostellar Advisors LLC, a Delaware limited liability company and registered investment adviser (the “Adviser”) that is jointly owned by certain members of the Company’s former management team and by Magnetar Holdings LLC. As a result, effective July 15, 2026 (the “Effective Date”), the Company transitioned from an internally managed BDC to an externally managed BDC managed by the Adviser, and changed its name from “SuRo Capital Corp.” to “Neostellar Capital Corp.” (the “Externalization”). The Company’s common stock continues to trade on the Nasdaq Global Select Market, now under the ticker symbol “NSLR.” Under the Investment Advisory Agreement, the Company pays the Adviser a base management fee at an annual rate of 1.75% of gross assets, payable monthly in arrears, and an incentive fee consisting of an income-based fee and a capital gains fee; no incentive fee is payable with respect to investments held prior to the Effective Date. On the Effective Date, the Company also entered into an administration agreement with Neostellar Administrative Services LLC, an affiliate of the Adviser, and the Board of Directors appointed Erik Falk, a Partner and Head of Strategy of Magnetar, as an interested director. In addition, on July 16, 2026, MCP Investing LLC, an affiliate of Magnetar, purchased from the Company, for $20,000,000, a redeemable promissory note bearing interest at 6.50% per annum (payable semi-annually in cash) and maturing in 2029, pursuant to a Securities Purchase Agreement dated June 26, 2026. In connection with the Externalization, on June 15, 2026, the Board of Directors of the Company approved the acceleration of the vesting of all unvested restricted shares granted under the Amended and Restated 2019 Equity Incentive Plan and the Second Amended and Restated 2019 Equity Incentive Plan.

The restricted share grants and cash bonuses approved in connection with the Externalization, and the acceleration of the vesting of the Company’s outstanding restricted shares, occurred during the quarter ended June 30, 2026 and are described in “Note 11—Stock-Based Compensation.”

Shelf Registration Statement

On July 30, 2026, the Company filed a registration statement on Form N-2 with the SEC pursuant to which the Company may offer, from time to time in one or more offerings, up to $500,000,000 of its common stock, preferred stock, subscription rights to purchase shares of its common stock, debt securities, or warrants representing rights to purchase shares of its common stock, preferred stock or debt securities. As of the date of these Condensed Consolidated Financial Statements, the registration statement had not been declared effective, and no securities had been offered or sold thereunder. Fees and expenses incurred in connection with the registration statement are recorded as deferred financing costs. Refer to “Note 2—Significant Accounting Policies—Deferred Financing Costs.”

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company had no controlled portfolio companies as of June 30, 2026. The Company’s controlled portfolio company as of June 30, 2025, Colombier Sponsor II LLC, did not meet the definition of a “significant subsidiary” as set forth in Rule 1-02(w)(2) of Regulation S-X.

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

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Effective July 15, 2026, we are externally managed by Neostellar Advisors LLC (the “Adviser”), which sources, evaluates and monitors our investments subject to the oversight of our Board of Directors, and we pay the Adviser a base management fee and an incentive fee and reimburse the Administrator for certain expenses.

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

Our History

We formed in 2010 as a Maryland corporation and, until July 15, 2026, operated as an internally managed, non-diversified closed-end management investment company. Our investment activities were supervised by our Board of Directors and managed by our executive officers and investment professionals, all of whom were our employees.

Our date of inception was January 6, 2011, which is the date we commenced development stage activities. We commenced operations as a BDC upon completion of our IPO in May 2011 and began our investment operations during the second quarter of 2011.

On and effective March 12, 2019, our Board of Directors approved our Internalization, and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of our stockholders with its management. As an internally managed BDC, we were managed by our employees, rather than the employees of an external investment adviser. On June 10, 2026, our stockholders approved a new investment advisory agreement and, effective July 15, 2026, we transitioned to an externally managed BDC managed by Neostellar Advisors LLC and changed our name to “Neostellar Capital Corp.” As an externally managed BDC, our investment activities are managed by the Adviser, and we no longer have employees. Following the Externalization, we pay a base management fee, an incentive fee and administration expense reimbursements.

Portfolio and Investment Activity

Six Months Ended June 30, 2026

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of June 30, 2026 of all of our portfolio investments was $405,851,701.

During the six months ended June 30, 2026, we funded investments in an aggregate amount of $29,696,170 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Magnetar Opportunity 2025-4 LP(1)	Class A Interest	1/2/2026	$5,000,000
Huntress Labs Inc.	Common Shares	4/8/2026	225,000
ClickHouse, Inc.	Preferred Shares, Series A	4/22/2026	9,471,170
Magnetar Opportunity 2025-4 LP(1)	Class B Interest	6/3/2026	15,000,000
Total			$29,696,170

(1)	Magnetar Opportunity 2025-4 LP is an SPV for which the Class A Interest and Class B Interest are invested in the Class B Preferred Shares of TensorWave Inc. Magnetar Opportunity 2025-4 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate.

During the six months ended June 30, 2026, we capitalized fees of $124,628.

During the six months ended June 30, 2026, we exited or received proceeds from investments in the amount of $13,746,165, net of transaction costs, and realized a net gain on investments of $5,940,033 (including adjustments to amounts held in escrow receivable) as shown in the following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain (2)
GrabAGun Digital Holdings Inc. - Common Shares(3)	Various	587,381	$3.11	$1,825,041	$1,201,672
CW Opportunity 2 LP(4)	Various	N/A	N/A	6,469,540	4,638,846
True Global Ventures 4 Plus Pte Ltd(5)	3/5/2026	N/A	N/A	245,926	—
HL Digital Assets Inc.(6)	6/5/2026	N/A	N/A	5,150,810	44,667
Total				$13,691,317	$5,885,185

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of June 30, 2026, Neostellar Capital held 452,619 remaining GrabAGun Digital Holdings Inc. Common Shares.
(4)	CW Opportunity 2 LP is an SPV for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. Neostellar Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. As of June 30, 2026, Neostellar Capital retains approximately 55.9% of its investment in CW Opportunity 2 LP.
(5)	On March 5, 2026, we received a return of capital distribution from our investment in True Global Ventures 4 Plus Pte Ltd.
(6)	On June 5, 2026, the Company received a distribution reflecting a full exit of our investment in HL Digital Assets Inc. HL Digital Assets Inc.’s primary purpose is to invest in HYPE, the digital token of Hyperliquid.

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

During the six months ended June 30, 2025, we funded investments in an aggregate amount of $6,302,884 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Orchard Technologies, Inc.	Senior Preferred Shares, Series 1	1/31/2025	$222,210
Orchard Technologies, Inc.	Simple Agreement for Future Equity	1/31/2025	80,800
Whoop, Inc.	Simple Agreement for Future Equity	2/6/2025	1,000,000
Plaid Inc. (1)	Common Shares, Class A	4/4/2025	4,999,874
Total			$6,302,884

(1)	Neostellar Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which Neostellar Capital is the Sole Limited Partner. Neostellar Capital paid a 7% origination fee at the time of investment.

During the six months ended June 30, 2025, we capitalized fees of $400,237.

During the six months ended June 30, 2025, we exited or received proceeds from investments in the amount of $41,251,774, net of transaction costs, and realized a net gain on investments of $21,194,660 (including adjustments to amounts held in escrow receivable) as shown in following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain(2)
CoreWeave, Inc. (3)	Various	222,240	$113.99	$25,332,125	$15,328,543
ServiceTitan, Inc. (4)	Various	151,515	$105.07	15,919,649	5,911,416
Total				$41,251,774	$21,239,959

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of June 20, 2025, we had sold the entirety of our directly held CoreWeave, Inc. public common shares. As of June 30, 2025, we continue to hold the entirety of our interest in CW Opportunity 2 LP.
(4)	As of June 27, 2025, we had sold our entire position in ServiceTitan, Inc. public common shares.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

Operating results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Investment Income	$299,650	$167,304	$1,031,613	$666,398
Interest income	299,650	167,304	687,863	317,951
Dividend income	—	—	343,750	348,447
Total Operating Expenses	$23,654,334	$3,889,464	$28,364,789	$8,050,327
Compensation expense	19,696,322	1,571,856	21,672,574	3,239,691
Directors’ fees	427,476	175,495	623,038	346,060
Interest expense	1,136,421	1,275,485	2,353,615	2,535,334
Professional fees	1,724,438	680,857	2,597,167	1,431,081
Income tax expense	(22,053)	(218,745)	35,505	(215,949)
Other expenses	691,730	404,516	1,082,890	714,110
Net Investment Loss	$(23,354,684)	$(3,722,160)	$(27,333,176)	$(7,383,929)
Net realized gain on investments	5,049,520	21,212,611	5,940,033	21,194,660
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	—	—	—	(15,873)
Net change in unrealized appreciation/(depreciation) of investments	(398,509)	44,837,619	158,325,530	47,726,497
Net Change in Net Assets Resulting from Operations	$(18,703,673)	$62,328,070	$136,932,387	$61,521,355

Investment Income

Investment income increased to $299,650 for the three months ended June 30, 2026 from $167,304 for the three months ended June 30, 2025. The net increase between periods was primarily due to an increase in interest income received on cash and an increase in interest accruals on our investment in the Supplying Demand, Inc. (d/b/a Liquid Death) Convertible Note.

Investment income increased to $1,031,613 for the six months ended June 30, 2026 from $666,398 for the six months ended June 30, 2025. The net increase between periods was primarily due to an increase in interest income received on cash and an increase in interest accruals on our investment in the Supplying Demand, Inc. (d/b/a Liquid Death) Convertible Note.

Operating Expenses

Total operating expenses increased to $23,654,334 for the three months ended June 30, 2026 from $3,889,464 for the three months ended June 30, 2025. The increase in operating expenses was primarily due to an increase in compensation expense associated with the Externalization, including the acceleration of stock-based compensation expense and tax obligations associated with the vesting of equity awards. The increase was also attributable to higher professional fees, directors’ fees, and other expenses, partially offset by a decrease in interest expense during the three months ended June 30, 2026, relative to the three months ended June 30, 2025.

Total operating expenses increased to $28,364,789 for the six months ended June 30, 2026 from $8,050,327 for the six months ended June 30, 2025. The increase in operating expenses was primarily due to an increase in compensation expense associated with the Externalization, including the acceleration of stock-based compensation expense and tax obligations associated with the vesting of equity awards. The increase was also attributable to higher professional fees, directors’ fees, and other expenses, partially offset by a decrease in interest expense during the six months ended June 30, 2026, relative to the six months ended June 30, 2025.

Net Investment Loss

For the three months ended June 30, 2026, we recognized a net investment loss of $23,354,684, compared to a net investment loss of $3,722,160 for the three months ended June 30, 2025. The change between periods resulted from an increase in operating expenses, partially offset by an increase in total investment income, during the three months ended June 30, 2026, relative to the three months ended June 30, 2025.

For the six months ended June 30, 2026, we recognized a net investment loss of $27,333,176, compared to a net investment loss of $7,383,929 for the six months ended June 30, 2025. The change between periods resulted from an increase in operating expenses, partially offset by an increase in total investment income, during the six months ended June 30, 2026, relative to the six months ended June 30, 2025.

Net Realized Gain/Loss on Investments

For the three months ended June 30, 2026, we recognized a net realized gain on our investments of $5,049,520, compared to a net realized gain of $21,212,611 for the three months ended June 30, 2025. The components of our net realized gains or losses on portfolio investments for the three months ended June 30, 2026 and 2025, excluding short-term U.S. Treasury bills, are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the six months ended June 30, 2026, we recognized a net realized gain on our investments of $5,940,033, compared to a net realized gain of $21,194,660 for the six months ended June 30, 2025. The components of our net realized gains or losses on portfolio investments for the six months ended June 30, 2026 and 2025, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended June 30, 2026, we had a net change in unrealized appreciation/(depreciation) of $(398,509). For the three months ended June 30, 2025, we had a net change in unrealized appreciation/(depreciation) of $44,837,619. The following table summarizes, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended June 30, 2026 and 2025.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended June 30, 2026	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Three Months Ended June 30, 2025
StormWind, LLC	$1,531,621	CW Opportunity 2 LP	$28,595,524
CW Opportunity 2 LP(1)	1,329,206	Colombier Sponsor II LLC	10,086,976
IH10, LLC	1,161,652	CoreWeave, Inc.(1)	2,999,023
HL Digital Assets Inc.(1)	1,060,194	Canva, Inc.	2,402,950
Neutron Holdings, Inc. (d/b/a Lime)	(1,581,681)	Whoop, Inc.	2,392,797
Blink Health, Inc.	(3,888,122)	FourKites, Inc.	1,513,796
		Locus Robotics Corp.	1,434,323
		Blink Health, Inc.	(2,147,015)
		ServiceTitan, Inc.(1)	(3,393,618)
Other(2)	(11,379)	Other(2)	952,863
Total	$(398,509)	Total	$44,837,619

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended June 30, 2026 and 2025.

For the six months ended June 30, 2026, we had a net change in unrealized appreciation/(depreciation) of $158,325,530. For the six months ended June 30, 2025, we had a net change in unrealized appreciation/(depreciation) of $47,726,497. The following table summarizes, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the six months ended June 30, 2026 and 2025.

Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Six Months Ended June 30, 2026	Portfolio Company	Net Change in Unrealized Appreciation/ (Depreciation) For the Six Months Ended June 30, 2025
Whoop, Inc.	$122,409,743	CW Opportunity 2 LP	$23,101,890
IH10, LLC	21,868,252	Colombier Sponsor II LLC	18,697,452
ARK Type One Deep Ventures Fund LLC	17,090,472	ARK Type One Deep Ventures Fund LLC	10,121,217
EDGE Markets, Inc.	2,701,961	Whoop, Inc.	7,814,651
CW Opportunity 2 LP(1)	2,539,286	Shogun Enterprises, Inc. (d/b/a Hearth)	1,472,377
HL Digital Assets Inc.(1)	2,281,058	Canva, Inc.	1,242,894
Plaid Inc.	1,922,805	PSQ Holdings, Inc. (d/b/a PublicSquare)	(1,059,662)
Aventine Property Group, Inc.	(1,156,282)	Learneo, Inc. (f/k/a Course Hero, Inc.)	(1,512,785)
GrabAGun Digital Holdings Inc.(1)	(1,565,397)	FourKites, Inc.	(3,122,821)
FourKites, Inc.	(2,247,320)	ServiceTitan, Inc.(1)	(4,019,480)
Neutron Holdings, Inc. (d/b/a Lime)	(2,881,175)	Blink Health, Inc.	(4,028,046)
Blink Health, Inc.	(3,888,122)
Other(2)	(749,751)	Other(2)	(981,190)
Total	$158,325,530	Total	$47,726,497

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments, recent private convertible debt issuances, and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities—At-the-Market Offering”. On December 17, 2021, we issued $75.0 million aggregate principal amount of our 6.00% Notes due 2026 (the “6.00% Notes due 2026”), of which $35.8 million remain outstanding as of June 30, 2026. In addition, on August 14, 2024, we issued $25.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029, and on October 9, 2024 and January 16, 2025, we issued $5.0 million and $5.0 million, respectively, in aggregate principal amount of the Additional Notes (as defined below). On July 30, 2026, we filed a shelf registration statement on Form N-2 with the SEC covering up to $500.0 million of our common stock, preferred stock, subscription rights, debt securities and warrants, which had not been declared effective as of the date of this quarterly report. For additional information, see “Equity Issuances and Debt Capital Activities—6.50% Convertible Notes due 2029” and “Equity Issuances and Debt Capital Activities—Shelf Registration Statement” below and “Note 10—Debt Capital Activities” and “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of June 30, 2026.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the six months ended June 30, 2026 and 2025 our operating expenses, including interest payments on our debt obligations, were $28,364,789 and $8,050,327, respectively.

As of June 30, 2026, $35.8 million in aggregate principal of our 6.00% Notes due 2026 remained outstanding, with a maturity date of December 30, 2026. We have the right to redeem the 6.00% Notes due 2026, in whole or in part, at any time at a redemption price of 100% of the outstanding principal amount plus accrued and unpaid interest. We may also continue to repurchase the 6.00% Notes due 2026 in the open market under the Note Repurchase Program, which was extended by our Board of Directors on October 29, 2025 and authorizes us to repurchase up to the remaining aggregate principal amount of the 6.00% Notes due 2026. We expect to satisfy our repayment obligation at maturity through a combination of available cash and proceeds from the sale of portfolio investments, and we may also consider refinancing alternatives, including the issuance of new debt securities, the sale of portfolio investments, or the issuance of equity under the ATM Program (under which approximately $87.9 million in aggregate amount of shares remained available for sale as of June 30, 2026), in each case subject to the effectiveness of our shelf registration statement on Form N-2 filed on July 30, 2026. Any refinancing involving the incurrence of new indebtedness would require five business days’ prior written notice to the holder of our 6.50% Convertible Notes due 2029 pursuant to the Notes Purchase Agreement. As of June 30, 2026, we held approximately $12.9 million in cash and approximately $1.7 million of unrestricted securities of publicly traded portfolio companies that could provide an additional source of liquidity. We will continue to evaluate our overall liquidity position and may take additional proactive steps, including the potential early redemption or open-market repurchase of some or all of the outstanding 6.00% Notes due 2026, to manage this near-term maturity.

Cash Reserves and Liquid Securities	June 30, 2026	December 31, 2025
Cash	$12,940,740	$49,034,154
Restricted cash(1)	—	38,741
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	1,719,456	1,078,863
Subject to other sales restrictions(3)	—	3,130,400
Securities of publicly traded portfolio companies	1,719,456	4,209,263
Total Cash Reserves and Liquid Securities	$14,660,196	$53,282,158

(1)	Restricted cash consists of amounts that are held in a separate account and are subject to specific contractual restrictions that limit their availability for general corporate use.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

On July 16, 2026, in connection with the Externalization, we issued a $20.0 million redeemable promissory note to MCP Investing LLC, an affiliate of Magnetar, bearing interest at 6.50% per annum, payable semi-annually in cash, and maturing in 2029, pursuant to a Securities Purchase Agreement dated June 26, 2026. Following the Externalization, our operating expenses will include the base management fee and incentive fee payable to the Adviser and expense reimbursements payable to the Administrator, which will increase our expenses relative to the periods presented. See “Note 12—Subsequent Events.”

During the six months ended June 30, 2026, cash decreased to $12,940,740 from $49,034,154 at the beginning of the year. The decrease in cash was primarily due to the purchase of new investments, payment of our operating expenses, including payment of compensation and payroll taxes related to the anticipated Externalization, and payment of interest on the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029. The decrease was offset by the increase in cash from the sale of public securities and investment income received.

Currently, we believe we have ample liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2026 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$35.8	$35.8	$—	$—	$—
6.50% Convertible Notes due 2029(2)	27.0	—	—	27.0	—
Operating lease liability	0.3	0.1	0.2	—	—
Total	$63.1	$35.9	$0.2	$27.0	$—

(1)	Reflects the principal balance payable for the 6.00% Notes due 2026 as of June 30, 2026. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of June 30, 2026 for more information.
(2)	Reflects the principal balance payable for the 6.50% Convertible Notes due 2029 as of June 30, 2026. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of June 30, 2026 for more information.

Share Repurchase Program

During the three and six months ended June 30, 2026 and 2025, we did not repurchase any shares of our common stock under the discretionary open-market Share Repurchase Program. As of June 30, 2026, the dollar value of shares that remained available to be purchased under the Share Repurchase Program is approximately $25.0 million. Currently, the Share Repurchase Program is authorized until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of June 30, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026 and 2025, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

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

During the six months ended June 30, 2026 and 2025, we did not issue or sell Shares under the ATM Program. As of June 30, 2026, up to approximately $87.9 million in aggregate amount of the Shares remain available for sale under the ATM Program.

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of June 30, 2026 for more information regarding the ATM Program.

Shelf Registration Statement

On July 30, 2026, we filed a registration statement on Form N-2 with the SEC pursuant to which we may offer, from time to time in one or more offerings, up to $500.0 million of our common stock, preferred stock, subscription rights to purchase shares of our common stock, debt securities, or warrants representing rights to purchase shares of our common stock, preferred stock or debt securities. As of the date of this quarterly report, the registration statement had not been declared effective, and we had not offered or sold any securities thereunder. We intend to use the net proceeds of any offering under the registration statement to make investments in portfolio companies in accordance with our investment objective and strategy, to repay indebtedness, including the 6.00% Notes due 2026, and for general corporate purposes. The offering price per share of our common stock, less any underwriting commissions or discounts, will not be less than our net asset value per share at the time of the offering, except in connection with a rights offering to our existing stockholders, with the requisite approval of our common stockholders or under such other circumstances as the SEC may permit. We did not seek stockholder authorization to issue shares of our common stock at a price below net asset value per share at our 2026 annual meeting of stockholders.

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

On August 6, 2024, our Board of Directors approved a discretionary note repurchase program (the “Note Repurchase Program”) which allows us to repurchase up to $35.0 million of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2024, the Company repurchased and retired $30.3 million of aggregate principal amount of the 6.00% Notes due 2026. On October 29, 2025, our Board of Directors approved an extension of the discretionary note repurchase program (the “Note Repurchase Program”), which allows us to repurchase up to an additional $40.0 million or the remaining aggregate principal amount, of our 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2025, the Company repurchased and retired $8.8 million of aggregate principal amount of the 6.00% Notes due 2026. As of June 30, 2026, the aggregate principal dollar amount of 6.00% Notes due 2026 that remained available to be purchased under the Note Repurchase Program was approximately $35.8 million.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of June 30, 2026 for more information regarding the 6.00% Notes due 2026.

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

For the six months ended June 30, 2026 the Company issued 1,092,504 shares of its common stock and cash for fractional shares upon the conversion of $8.0 million in aggregate principal amount of the 6.50% Convertible Notes due 2029.

Refer to “Note 10—Debt Capital Activities” and “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of June 30, 2026 for more information regarding the 6.50% Convertible Notes due 2029.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through June 30, 2026. The table is divided by fiscal year according to record date:

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

So long as we qualify as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. To the extent all our ordinary income and capital gains are timely distributed to our stockholders as dividends, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our Condensed Consolidated Financial Statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Condensed Consolidated Financial Statements as of June 30, 2026 for more information. The Taxable Subsidiaries included in our Condensed Consolidated Financial Statements are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether we are taxed as a RIC. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Condensed Consolidated Financial Statements as of June 30, 2026 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of June 30, 2026 for more information.

Recent Developments

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of June 30, 2026 for details regarding activity in our investment portfolio from July 1, 2026 through August 5, 2026.

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

Externalization

On April 2, 2026, our Board of Directors, including all of its independent directors, unanimously approved a proposal to transition us from an internally managed BDC to an externally managed structure (the “Externalization”) and approved the related investment advisory agreement (the “Advisory Agreement”) with Neostellar Advisors LLC (the “Adviser”), an entity jointly owned by certain of our then-current employees and Magnetar Holdings LLC (“Magnetar”), pursuant to which the Adviser would be appointed as our investment adviser. Entry into the Advisory Agreement effectuating the Externalization was subject to approval by our stockholders. At a special meeting held on June 10, 2026, the Company’s stockholders approved the Investment Advisory Agreement with the Adviser. As a result, effective July 15, 2026 (the “Effective Date”), the Company transitioned from an internally managed BDC to an externally managed BDC managed by the Adviser, and changed its name from “SuRo Capital Corp.” to “Neostellar Capital Corp.” Our common stock continues to trade on the Nasdaq Global Select Market, now under the ticker symbol “NSLR.”

Key terms of the Externalization include: (i) no incentive fee payable to the Adviser on realized gains attributable to our existing portfolio; (ii) expected annual expense savings of approximately 0.77% of average total assets compared to our former internal management structure; (iii) a $20 million investment in us by an affiliate of Magnetar, which was made on July 16, 2026 in the form of a redeemable promissory note; (iv) a base management fee of 1.75% of our gross assets, which our Board of Directors determined to be competitive with fees charged by comparable BDCs and below the median fee charged by private market venture and technology funds; and (v) management continuity, with our investment team, including Mark D. Klein and Allison Green, continuing in their current capacities, but as employees of the Adviser rather than us following the Externalization. On the Effective Date, we also entered into an administration agreement (the “Administration Agreement”) with Neostellar Administrative Services LLC, an affiliate of the Adviser (the “Administrator”), pursuant to which the Administrator provides, or oversees the provision of, administrative services necessary for our operations, subject to our reimbursement of the Administrator’s costs and expenses, including our allocable portion of overhead.

On June 12, 2026, following approval of the Externalization by our stockholders, we granted (a) 350,000 restricted shares (with any aggregate income tax liability to be paid by us) to Mark D. Klein and (b) 60,000 restricted shares (with any aggregate income tax liability to be paid by us) to Allison Green, and we approved a cash bonus of $850,000 to Mark D. Klein and a cash bonus of $500,000 to Allison Green. On June 15, 2026, our Board of Directors approved the acceleration in full of the vesting of all restricted shares then outstanding and unvested under the Amended and Restated 2019 Equity Incentive Plan and the Second Amended and Restated 2019 Equity Incentive Plan, effective as of June 15, 2026. Those shares vested on that date, subject to each holder’s entry into a lock-up agreement with us that replicates the holding periods of the vesting schedules that otherwise would have applied to such shares.

For additional information regarding the Externalization and its impact on stockholders, the Advisory Agreement, the Administration Agreement, Magnetar and the compensation of management relating to the Externalization, please refer to “Note 11—Stock-Based Compensation” and “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of June 30, 2026, our definitive proxy statement for the Special Meeting of Stockholders filed April 29, 2026, and our Current Reports on Form 8-K filed April 7, 2026 and July 21, 2026.

Shelf Registration Statement

On July 30, 2026, we filed a registration statement on Form N-2 with the SEC covering the offer and sale, from time to time in one or more offerings, of up to $500.0 million of our common stock, preferred stock, subscription rights, debt securities and warrants. The registration statement had not been declared effective as of the date of this quarterly report. For additional information, see “Liquidity and Capital Resources—Equity Issuances and Debt Capital Activities—Shelf Registration Statement” above and “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of June 30, 2026.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of June 30, 2026, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective July 15, 2026, in connection with the Externalization, administrative and accounting services previously performed by our employees are performed by Neostellar Administrative Services LLC, subject to the oversight of our Board of Directors. Any resulting changes in our internal control over financial reporting will be reported for the quarter ending September 30, 2026.

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

In connection with the Externalization, which became effective July 15, 2026, we became an externally managed BDC and no longer have any employees. Accordingly, the risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 2025 that describe us as an internally managed BDC, including those relating to our dependence on our own management team and investment professionals and to the compensation of our employees, no longer apply to us and are superseded by the risk factors set forth below. In addition, on July 30, 2026, we filed a shelf registration statement on Form N-2 with the SEC, and on August 3, 2026, we, the Adviser and certain affiliated funds and accounts filed an application with the SEC for an order permitting us to engage in certain negotiated co-investment transactions. We are subject to the additional risks set forth below.

We depend on the Adviser and its key investment professionals for our future success, we no longer have any employees, and the departure of those personnel could materially and adversely affect our ability to achieve our investment objective.

All of our investment and administrative personnel are employees of the Adviser, the Administrator or their affiliates, and we no longer have any employees of our own. We do not determine the compensation, retention or allocation of time of those personnel, and we have no control over whether they remain employed by the Adviser or the Administrator. Our ability to achieve our investment objective depends on the Adviser’s ability to identify, evaluate, negotiate, structure, monitor and exit investments, which in turn depends on the continued service of its senior investment professionals, including Mr. Klein and Ms. Green. Those investment professionals have and will continue to have management responsibilities for other investment funds, accounts and investment vehicles sponsored or managed by the Adviser, Magnetar and their affiliates, and they are not required to devote any specific amount of time to our affairs. The departure of any of those individuals, or of a significant number of the Adviser’s investment professionals, could have a material adverse effect on our ability to achieve our investment objective. Our rights with respect to the Adviser and the Administrator are limited to those under the Investment Advisory Agreement and the Administration Agreement, each of which may be terminated without penalty on 60 days’ written notice.

We now bear advisory fees that we did not previously bear, and the base management fee is payable without regard to our performance.

We pay the Adviser a base management fee at an annual rate of 1.75% of gross assets and a two-part incentive fee, and we reimburse the Administrator for our allocable portion of its costs and overhead, including our allocable portion of the compensation of personnel providing administrative, financial, accounting, legal and compliance services to us. We did not bear advisory fees of this nature under our former internally managed structure, and these fees may increase our expenses relative to the periods presented in this report. The base management fee is calculated on gross assets, including investments held before the Effective Date and assets acquired with borrowed funds, and is payable without regard to our performance. The fact that the base management fee is payable based upon our gross assets, rather than our net assets, means that the base management fee as a percentage of net assets attributable to our common stock will increase when we use leverage. Accordingly, the Adviser may have an incentive to cause us to incur more leverage than is prudent, or not to repay our outstanding indebtedness when it may be advantageous for us to do so, in order to maximize its compensation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our securities, and would magnify losses as well as gains.

We may be obligated to pay the Adviser incentive fees even if we incur a net loss, and the incentive fee may create an incentive for the Adviser to make riskier or more speculative investments or to influence the timing of dispositions.

The incentive fee consists of an income-based fee and a capital gains fee, and no incentive fee is payable with respect to investments held prior to the Effective Date. As our portfolio shifts toward investments made on or after the Effective Date, the incentive fees we pay are expected to increase. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter in which we incur a loss. If our pre-incentive fee net investment income exceeds the applicable hurdle rate for a quarter, we will pay the income-based fee even if we have incurred a loss in that quarter as a result of realized and unrealized capital losses. The income-based fee may create an incentive for the Adviser to invest in assets with higher current yields, including riskier or more speculative assets, in order to increase the income on which that fee is calculated. The income-based fee may also create an incentive for the Adviser to invest in instruments with a deferred interest feature, such as original issue discount, payment-in-kind interest or zero-coupon securities, because we would be required to accrue, and to pay an incentive fee on, income that we have not yet received in cash and that we may never collect, and the Adviser is not obligated to reimburse us for any incentive fee previously paid on income that is not ultimately received.

The Externalization gives rise to conflicts of interest, and the Adviser is not required to provide services to us on an exclusive basis.

Certain of our executive officers, including Mr. Klein and Ms. Green, are equity owners and employees of the Adviser, and a portion of the fees we pay the Adviser inures to their benefit. Those persons participated in the negotiation of the terms of the Externalization while holding prospective ownership interests in the Adviser. The Adviser is not required to provide services to us on an exclusive basis and may in the future sponsor or advise other investment vehicles with investment objectives and strategies that overlap with ours. As a result, the Adviser and its investment professionals may face conflicts in allocating their time and investment opportunities between us and those other vehicles, and investments that would be suitable for us may be allocated elsewhere. The investment advice given to us by the Adviser may differ from, and the actions it takes on behalf of Magnetar and its other clients may compete with or be adverse to, the advice given to, or actions taken on behalf of, us. Because the Adviser, Magnetar and their affiliates may receive performance-based compensation from other funds and accounts, they may have an incentive to allocate investment opportunities to those other funds and accounts rather than to us. There can be no assurance that any allocation policy adopted by the Adviser will result in our participating in any particular investment opportunity or in an allocation that we would consider favorable.

Our application for co-investment exemptive relief is pending, and there can be no assurance if or when relief will be granted, which may reduce the investment opportunities available to us.

On August 3, 2026, we, the Adviser and certain affiliated funds and accounts filed an application with the SEC for an exemptive order permitting us to co-invest in negotiated transactions alongside funds and accounts advised by the Adviser, Magnetar and their affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. There can be no assurance if or when we will receive the requested exemptive relief, or that any relief granted will be on the terms requested. Until such relief is obtained, our ability to participate in negotiated co-investment transactions with affiliates is limited by the 1940 Act, which may reduce the investment opportunities available to us and may prevent us from participating in transactions sourced through the Magnetar platform, which was one of the anticipated benefits of the Externalization. Even if the requested relief is granted, the Adviser would be required to consider whether each investment opportunity is appropriate for us and for its other advised clients and, if so, to propose an allocation of the opportunity among them. As a consequence, it may be more difficult for us to maintain or increase the size of our portfolio, and we may not participate in any particular co-investment opportunity.

Our relationship with Magnetar exposes us to additional risks, and the redemption of the Magnetar note could dilute existing stockholders.

An affiliate of Magnetar holds a $20.0 million redeemable promissory note issued by us that bears interest at 6.50% per annum and matures in 2029, and a Magnetar partner serves on our Board of Directors as an interested director. If we consummate a qualified fundraising, the note is mandatorily redeemed through the issuance of shares of our common stock, which would dilute the interests of our existing stockholders, and upon a change of control we must repay 105% of the outstanding principal and accrued interest in cash. We have also agreed to file a resale shelf registration statement covering the resale of the shares issuable upon redemption of the note, and sales of those shares, or the perception that such sales could occur, could adversely affect the market price of our common stock.

We may be unable to replace the Adviser or the Administrator on comparable terms if either agreement is terminated.

The Investment Advisory Agreement and the Administration Agreement may each be terminated without penalty on 60 days’ written notice, and the Investment Advisory Agreement terminates automatically upon its assignment. If either agreement were terminated, we would need to identify and engage a replacement adviser or administrator, and there can be no assurance that we could do so on a timely basis or on terms as favorable as those of our current agreements. Because we no longer have any employees, any period during which we lacked an investment adviser or administrator could disrupt our investment activities, our compliance program and our financial reporting.

The Investment Advisory Agreement limits the Adviser’s liability to us and requires us to indemnify the Adviser, which may cause the Adviser to act in a manner that is riskier than it otherwise would.

Under the Investment Advisory Agreement, the Adviser and its affiliates and their respective personnel are not liable to us for acts or omissions taken in the performance of their duties absent willful misfeasance, bad faith, gross negligence or reckless disregard of duty, and we are required to indemnify them against certain liabilities incurred in connection with their services to us. These provisions may reduce the incentive of the Adviser and its personnel to exercise the degree of care they would otherwise exercise and may limit the remedies available to us and our stockholders if the Adviser’s conduct causes us to incur losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the six months ended June 30, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2026	—	$—	—	$25,000,000
February 1 through February 28, 2026	—	—	—	25,000,000
March 1 through March 31, 2026	—	—	—	25,000,000
April 1 through April 30, 2026	—	—	—	25,000,000
May 1 through May 31, 2026	—	—	—	25,000,000
June 1 through June 30, 2026	—	—	—	25,000,000
Total	—		—

(1)	On October 29, 2025, our Board of Directors approved an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the Share Repurchase Program until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the six months ended June 30, 2026, we did not repurchase shares of common stock under the Share Repurchase Program. As of June 30, 2026, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million. For more information on the Share Repurchase Program, see “Note 5 — Common Stock” to our Condensed Consolidated Financial Statements as of June 30, 2026.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Articles of Amendment and Restatement(10)
3.6	Third Amended and Restated Bylaws(10)
4.1	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(5)
4.2	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(6)
4.3	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.2)(6)
4.4	Description of Securities(7)
10.1	Notes Purchase Agreement, dated August 6, 2024, by and between the Registrant and the purchaser party thereto(8)
10.2	Amended and Restated Notes Purchase Agreement, dated December 12, 2025, by and between the Registrant and the purchaser party thereto (9)
10.3	Investment Advisory Agreement, dated July 15, 2026, between the Registrant and Neostellar Advisors LLC(11)
10.4	Administration Agreement, dated July 15, 2026, between the Registrant and Neostellar Administrative Services LLC(11)
10.5	Securities Purchase Agreement, dated June 26, 2026, by and between SuRo Capital Corp. (now known as Neostellar Capital Corp.) and MCP Investing LLC(10)
10.6	Redeemable Promissory Note, dated July 16, 2026, issued by SuRo Capital Corp. (now known as Neostellar Capital Corp.) to MCP Investing LLC(11)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021, and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.19 in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on August 8, 2024, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.20 in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2026, and incorporated by reference herein.

(10)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 26, 2026, and incorporated by reference herein.

(11)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on July 21, 2026, and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOSTELLAR CAPITAL CORP.

Date: August 6, 2026	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

