Form 10-K/A
period 2025-12-31
Neostellar Capital Corp.
filed 2026-09-23
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2025, based on the closing price on that date of $8.21 on the Nasdaq Global Select Market, was $179,919,391. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates. The issuer had 26,473,222 shares of common stock, $0.01 par value per share, outstanding as of September 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Neostellar Capital Corp. (formerly known as SuRo Capital Corp.) (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2026 (the “Original Form 10-K”) solely for the purpose of re-filing as Exhibit 99.1 the Report of Independent Registered Public Accounting Firm on Supplemental Financial Information of Marcum LLP, the Company’s former independent registered public accounting firm, dated March 12, 2025, relating to the senior securities table as of December 31, 2024, 2023, 2022 and 2021 set forth under the heading “Senior Securities” in Part II, Item 5 of the Original Form 10-K (the “Marcum Report”). Due to an inadvertent clerical error in the preparation of the exhibit for filing on EDGAR, the conformed signature and firm name of Marcum LLP were omitted from the version of the Marcum Report filed as Exhibit 99.1 to the Original Form 10-K. The manually signed Marcum Report was delivered to the Company prior to the filing of the Original Form 10-K and is maintained in the Company’s records in accordance with Rule 302(b) of Regulation S-T.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify, amend, or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the filings with the SEC subsequent to the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3)	Exhibits

Item 15(a)(3) of the Original Form 10-K is hereby amended to reflect the filing of the exhibits listed below, and is otherwise unchanged. The following exhibits are filed as part of this Amendment No. 1:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.1	Report of Marcum LLP regarding the Senior Securities Table

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOSTELLAR CAPITAL CORP.

Date: September 23, 2026	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: September 23, 2026	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)