Form 10-Q
period 2026-09-30
Neostellar Capital Corp.
filed 2026-11-04
CIK 1509470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

The issuer had 26,473,222 shares of common stock, $0.01 par value per share, outstanding as of November 3, 2026.

NEOSTELLAR CAPITAL CORP.

i

PART I

Item 1.	Financial Statements

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026 (UNAUDITED)	December 31, 2025 (AUDITED)
ASSETS
Investments at fair value:
Non-controlled/non-affiliate investments (cost of $193,959,206 and $219,216,145, respectively)	$336,977,637	$217,304,138
Non-controlled/affiliate investments (cost of $49,604,761 and $21,609,640, respectively)	40,218,767	8,207,367
Total Investments (cost of $243,563,967 and $240,825,785, respectively)	377,196,404	225,511,505
Cash	40,853,490	49,034,154
Restricted cash	—	38,741
Interest and dividends receivable	12,106	118,710
Deferred financing costs	164,803	508,310
Prepaid expenses and other assets(1)	836,722	807,302
Total Assets	419,063,525	276,018,722
LIABILITIES
6.00% Notes due December 30, 2026(2)	35,733,362	35,642,149
6.50% Convertible Notes due August 14, 2029(3)	26,473,554	34,131,509
6.50% Redeemable Promissory Note due July 16, 2029(4)(5)	19,898,229	—
Accounts payable and accrued expenses(1)	1,366,803	627,522
Accrued management fees(5)	622,264	—
Accrued interest payable(5)	270,833	—
Dividends payable	—	301,291
Total Liabilities	84,365,045	70,702,471
Commitments and contingencies (Notes 7 and 10)
Net Assets	$334,698,480	$205,316,251
NET ASSETS
Common stock, par value $0.01 per share (100,000,000 authorized; 26,473,222 and 25,377,756 issued and outstanding, respectively)	$264,732	$253,778
Paid-in capital in excess of par	231,068,007	217,470,613
Accumulated net investment loss	(35,332,243)	(3,967,932)
Accumulated net realized gain on investments, net of distributions	5,065,547	6,874,070
Accumulated net unrealized appreciation/(depreciation) of investments	133,632,437	(15,314,278)
Net Assets	$334,698,480	$205,316,251
Net Asset Value Per Share	$12.64	$8.09

See accompanying notes to condensed consolidated financial statements.

(1)	These balances include a right of use asset and corresponding operating lease liability, respectively. Refer to “Note 7—Commitments and Contingencies—Operating Leases and Related Deposits” for more detail.
(2)	As of September 30, 2026, the 6.00% Notes due December 30, 2026 (the “6.00% Notes due 2026”) (effective interest rate of 6.62%) had a face value of $35,780,225. As of December 31, 2025, the 6.00% Notes due 2026 (effective interest rate of 7.08%) had a face value of $35,829,825. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(3)	As of September 30, 2026, the 6.50% Convertible Notes due August 14, 2029 (the “6.50% Convertible Notes due 2029”) (effective interest rate of 7.32%) had a face value of $27,000,000. As of December 31, 2025, the 6.50% Convertible Notes due 2029 (effective interest rate of 7.17%) had a face value of $35,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(4)	As of September 30, 2026, the 6.50% Redeemable Promissory Note due July 16, 2029 (the “6.50% Redeemable Promissory Note due 2029”) (effective interest rate of 6.70%) had a face value of $20,000,000. Refer to “Note 10—Debt Capital Activities” for a reconciliation of the carrying value to the face value.
(5)	All or a portion of this balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Non-controlled/non-affiliate investments:
Interest income(1)	$271,807	$459,269	$959,670	$777,220
Dividend income	—	—	343,750	348,447
Total Investment Income	271,807	459,269	1,303,420	1,125,667
OPERATING EXPENSES
Management fees(2)	1,585,769	—	1,585,769	—
Costs incurred under Administration Agreement(2)	282,705	—	282,705	—
Compensation expense	197,377	1,678,497	21,869,951	4,918,188
Directors’ fees	146,250	246,658	769,288	592,718
Interest expense(2)	1,353,844	1,276,713	3,707,459	3,812,047
Professional fees	(132,540)	394,173	2,464,627	1,825,254
Income tax expense	—	—	35,505	(215,949)
Offering expenses	572,969	8,997	588,957	26,808
Other expenses	296,568	309,046	1,363,470	1,005,345
Total Operating Expenses	4,302,942	3,914,084	32,667,731	11,964,411
Net Investment Loss	(4,031,135)	(3,454,815)	(31,364,311)	(10,838,744)
Realized Gain/(Loss) on Investments:
Non-controlled/non-affiliated investments	(9,169,114)	5,196,799	(3,229,081)	26,391,459
Non-controlled/affiliate investments	1,420,569	—	1,420,569	—
Net Realized Gain/(Loss) on Investments	(7,748,545)	5,196,799	(1,808,512)	26,391,459
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(11)	—	(11)	(15,873)
Change in Unrealized Appreciation/(Depreciation) of Investments:
Non-controlled/non-affiliated investments	(6,130,938)	23,634,141	151,931,992	53,475,595
Non-controlled/affiliate investments	(3,247,877)	735,476	(2,985,277)	(76,930)
Controlled investments	—	(18,694,508)	—	2,941
Net Change in Unrealized Appreciation/(Depreciation) of Investments	(9,378,815)	5,675,109	148,946,715	53,401,606
Net Change in Net Assets Resulting from Operations	$(21,158,506)	$7,417,093	$115,773,881	$68,938,448
Net Change in Net Assets Resulting from Operations per Common Share:
Basic	$(0.80)	$0.30	$4.46	$2.89
Diluted(3)	$(0.80)	$0.28	$3.89	$2.49
Weighted-Average Common Shares Outstanding
Basic	26,473,222	24,371,533	25,949,707	23,893,418
Diluted(3)	26,473,222	28,989,579	30,165,561	28,408,445

See accompanying notes to condensed consolidated financial statements.

(1)	Includes interest income earned on cash.
(2)	All or a portion of this balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.
(3)	For the three months ended September 30, 2026, 3,687,209 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been antidilutive. Refer to “Note 6 — Net Change in Net Assets Resulting from Operations per Common Share — Basic and Diluted”.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	2026	2025
Net Assets at Beginning of Year	$205,316,251	$157,572,086

Change in Net Assets Resulting from Operations
Net investment loss	(3,978,492)	(3,661,769)
Net realized gain/(loss) on investments	890,513	(17,951)
Realized loss on partial repurchase of 6.00% Notes due 2026	—	(15,873)
Net change in unrealized appreciation/(depreciation) of investments	158,724,039	2,888,878
Net Change in Net Assets Resulting from Operations	155,636,060	(806,715)
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	599,271	38,784
Net Change in Net Assets Resulting from Capital Transactions	599,271	38,784
Total Change in Net Assets	156,235,331	(767,931)
Net Assets at March 31	$361,551,582	$156,804,155

Change in Net Assets Resulting from Operations
Net investment loss	$(23,354,684)	$(3,722,160)
Net realized gain on investments	5,049,520	21,212,611
Net change in unrealized appreciation/(depreciation) of investments	(398,509)	44,837,619
Net Change in Net Assets Resulting from Operations	(18,703,673)	62,328,070
Change in Net Assets Resulting from Capital Transactions
Stock-based compensation	11,085,473	277,370
Shares repurchased for tax withholdings on vesting of employee equity awards	(5,897,743)	—
Conversion of 6.50% Convertible Notes due 2029	7,821,347	—
Net Change in Net Assets Resulting from Capital Transactions	13,009,077	277,370
Total Change in Net Assets	(5,694,596)	62,605,440
Net Assets at June 30	$355,856,986	$219,409,595

Change in Net Assets Resulting from Operations
Net investment loss	$(4,031,135)	$(3,454,815)
Net realized gain/(loss) on investments	(7,748,545)	5,196,799
Realized loss on partial repurchase of 6.00% Notes due 2026	(11)	—
Net change in unrealized appreciation/(depreciation) of investments	(9,378,815)	5,675,109
Net Change in Net Assets Resulting from Operations	(21,158,506)	7,417,093
Distributions
Dividends declared	—	(5,972,027)
Total Distributions	—	(5,972,027)
Change in Net Assets Resulting from Capital Transactions
Issuance of common stock from public offering	—	10,556,637
Stock-based compensation	—	375,730
Net Change in Net Assets Resulting from Capital Transactions	—	10,932,367
Total Change in Net Assets	(21,158,506)	12,377,433
Net Assets at September 30	$334,698,480	$231,787,028

	Nine Months Ended September 30,
	2026	2025
Capital Share Activity
Shares outstanding at beginning of year	25,377,756	23,601,566
Issuance of common stock from public offering	—	1,230,984
Issuance of common stock under restricted stock plan, net(1)	2,962	286,541
Issuance of common stock from conversion of 6.50% Convertible Notes due 2029	1,092,504	—
Shares Outstanding at End of Period	26,473,222	25,119,091

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to “Note 11 — Stock-Based Compensation” for more detail.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net change in net assets resulting from operations	$115,773,881	$68,938,448
Adjustments to reconcile net change in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net realized loss/(gain) on investments	1,808,512	(26,391,459)
Net change in unrealized (appreciation)/depreciation of investments	(148,946,715)	(53,401,606)
Stock-based compensation	11,684,744	691,884
Amortization of discount on 6.00% Notes due 2026	164,857	183,284
Amortization of discount on 6.50% Convertible Notes due 2029	163,424	177,823
Amortization of discount on 6.50% Redeemable Promissory Note due 2029(2)	7,583	—
Write-off of deferred offering costs	564,848	—
Adjustments to escrow proceeds receivable	(124,351)	(45,299)
Purchases of investments in:
Portfolio investments	(30,017,065)	(12,042,954)
U.S. Treasury bills	(24,995,139)	—
Proceeds from sales or maturity of investments in:
Portfolio investments	25,594,714	49,066,513
U.S. Treasury bills	24,995,139	—
Accounts payable and accrued expenses	739,281	2,084,950
Interest and dividends receivable	106,604	645,013
Escrow proceeds receivable	—	45,298
Prepaid expenses and other assets	(29,420)	(34,487)
Accrued management fees(2)	622,264	—
Accrued interest payable(2)	270,833	—
Net Cash (Used in)/Provided by Operating Activities	(21,616,006)	29,917,408
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net	—	10,556,637
Gross proceeds from the issuance of 6.50% Redeemable Promissory Note due 2029(2)	20,000,000	—
Gross proceeds from the issuance of 6.50% Convertible Notes due 2029	—	5,000,000
Deferred debt issuance costs(2)	(109,354)	(158,157)
Repurchases of 6.00% Notes due 2026	(49,528)	(4,954,950)
Realized loss on partial repurchase of 6.00% Notes due 2026	11	15,875
Deferred financing costs	(245,461)	(26,908)
Cash dividends paid	(301,291)	(5,797,748)
Cash paid for fractional shares	(33)	—
Shares repurchased for tax withholdings on vesting of employee equity awards	(5,897,743)	—
Net Cash Provided by Financing Activities	13,396,601	4,634,749
Total (Decrease)/Increase in Cash Balance	(8,219,405)	34,552,157
Cash and Restricted Cash Balance at Beginning of Year(1)	49,072,895	20,035,640
Cash and Restricted Cash Balance at End of Period(1)	$40,853,490	$54,587,797

Supplemental Information:	2026	2025
Interest paid	$3,124,877	$3,477,753
Taxes paid	35,505	(215,949)
Right of use asset obtained in exchange for operating lease liabilities	—	(2,006)
Conversion of 6.50% Convertible Notes due 2029	8,000,000	—

See accompanying notes to condensed consolidated financial statements.

(1)	Refer to the Condensed Consolidated Statements of Assets and Liabilities for additional detail.
(2)	All or a portion of this balance references a related-party transaction. Refer to “Note 3—Related-Party Arrangements” for more detail.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2026

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
Whoop, Inc.	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	$10,011,460	$141,968,736	42.41%
Preferred Shares, Series G-2		2/6/2025	127,164	1,001,628	1,358,060	0.41%
Total				11,013,088	143,326,796	42.82%
ARK Type One Deep Ventures Fund LLC**(5)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	17,880,318	59,444,942	17.76%
IH10, LLC**(6)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	33,976,149	10.15%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	4,999,994	1.49%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	8,115,668	2.43%
Total				15,004,340	13,115,662	3.92%
Canva, Inc.	Austin, TX
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	13,101,914	3.91%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	12,532,759	3.74%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	2.99%
Series F Convertible Note 4.12%, Due 7/15/2030***		7/29/2025	$250,000	252,362	250,000	0.07%
Total				10,256,296	10,249,996	3.06%
ClickHouse, Inc.	San Francisco, CA
Preferred Shares, Series A	Managed Database and Analytics	4/22/2026	41,179	9,579,812	9,471,170	2.83%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,993	1.05%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	1.05%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	530,820	0.16%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	499,997	0.15%
Common Shares(7)		7/12/2023	86,076	142,358	79,773	0.02%
Total				8,043,104	8,110,581	2.42%
Plaid Inc.(8)	San Francisco, CA
Common Shares	Financial Technology Infrastructure	4/4/2025	24,512	5,395,542	6,922,679	2.07%
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	5,356,057	1.60%
EDGE Markets, Inc.(9)	San Diego, CA
Preferred Shares, Series Seed 8%	Gaming Technology	5/18/2022	456,704	501,330	3,201,961	0.96%
PayJoy, Inc.	San Francisco, CA
Preferred Shares, Series C	Mobile Access Technology	7/23/2021	244,117	2,501,570	2,499,758	0.75%
Simple Agreement for Future Equity		5/25/2023	$500,000	501,470	500,000	0.15%
Total				3,003,040	2,999,758	0.90%
True Global Ventures 4 Plus Pte Ltd**(10)	Singapore, Singapore
Limited Partner Fund Investment	Venture Investment Fund	8/27/2021	$2,000,000	202,378	2,884,437	0.86%
Neutron Holdings, Inc. (d/b/a Lime)**	San Francisco, CA
Common Shares(4)(11)	Micromobility	1/25/2019	101,266	10,637,752	2,852,663	0.85%
Stake Trade, Inc. (d/b/a Prophet Exchange)(9)	New York, NY
Preferred Shares, Series B-IV	Sports Betting	7/26/2023	755,041	1,002,153	2,849,871	0.85%

See accompanying notes to condensed consolidated financial statements.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2026

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
Xgroup Holdings Inc. (d/b/a Xpoint)(9)	Miami Beach, FL
Preferred Shares, Series A-1	Geolocation Technology	8/17/2022	454	136,114	220,201	0.07%
Series A-1 Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	3,286	985,180	1,593,789	0.48%
Series A Warrants, Strike Price $0.0001, Expiration Date 5/14/2044		8/17/2022	873	261,735	564,568	0.17%
Total				1,383,029	2,378,558	0.71%
Residential Homes for Rent, LLC (d/b/a Second Avenue)(12)	Chicago, IL
Preferred Shares, Series A	Real Estate Platform	12/23/2020	150,000	1,500,000	1,463,030	0.44%
Varo Money, Inc.**	San Francisco, CA
Common Shares	Financial Services	8/11/2021	1,079,266	10,005,548	1,079,266	0.32%
GrabAGun Digital Holdings Inc.	Coppell, TX
Common Shares(4)	E-Commerce Marketplace	11/20/2023	308,964	327,887	645,736	0.19%
Common Warrants, Strike Price $11.50, Expiration Date 7/15/2030(4)		11/20/2023	1,204,488	375,816	361,346	0.11%
Total				703,703	1,007,082	0.30%
Skillsoft Corp.	Nashua, NH
Common Shares(4)	Online Education	6/8/2021	49,092	9,818,428	282,770	0.08%
Huntress Labs Inc.	Columbia, MD
Common Shares	Cybersecurity	4/8/2026	15,000	229,296	230,738	0.07%
Orchard Technologies, Inc.(13)	New York, NY
Common Shares	Real Estate Platform	8/9/2021	1,627,478	12,733,759	—	—%
Preferred Shares, Series E-1		1/31/2025	301,380	81,584	80,800	0.02%
Total				12,815,343	80,800	0.02%
PSQ Holdings, Inc. (d/b/a PublicSquare)	West Palm Beach, FL
Common Warrants, Strike Price $11.50, Expiration Date 7/19/2028(4)	E-Commerce Marketplace	4/1/2021	1,796,037	771,065	35,921	0.01%
Kinetiq Holdings, LLC	Doylestown, PA
Common Shares, Class A	Social Data Platform	3/30/2012	112,374	—	22,077	0.01%
Trax Ltd.(14)**	Singapore, Singapore
Common Shares	Retail Technology	6/9/2021	55,591	2,781,148	—	—%
Preferred Shares, Investec Series		6/9/2021	144,409	7,224,600	—	—%
Total				10,005,748	—	—%
Fullbridge, Inc.	Cambridge, MA
Common Shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(3)(15)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common Shares***	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-Controlled/Non-Affiliate				$193,959,206	$336,977,637	100.68%

See accompanying notes to condensed consolidated financial statements.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2026

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/AFFILIATE(1)
Magnetar Opportunity 2025-4 LP**(16)	Evanston, IL
Class A Interest	AI Infrastructure Fund	1/2/2026	$5,000,000	$5,012,250	$5,312,950	1.59%
Class B Interest		6/3/2026	$15,000,000	15,003,161	15,093,083	4.51%
Total				20,015,411	20,406,033	6.10%
CW Opportunity 2 LP**(17)	Evanston, IL
Class A Interest	AI Infrastructure Fund	5/7/2024	$7,803,267	7,979,710	12,325,378	3.68%
StormWind, LLC(18)	Scottsdale, AZ
Preferred Shares, Series D 8%	Interactive Learning	11/26/2019	329,337	257,267	424,314	0.13%
Preferred Shares, Series C 8%		1/7/2014	2,779,134	4,000,787	4,582,048	1.37%
Preferred Shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,407,756	0.72%
Preferred Shares, Series A 8%		2/25/2014	366,666	110,000	73,238	0.02%
Total				6,387,741	7,487,356	2.24%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(9)	Las Vegas, NV
Preferred Shares, Class A-1	Interactive Media & Services	3/26/2021	10,548,522	1,004,240	—	—%
Maven Research, Inc.	San Francisco, CA
Preferred Shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred Shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common Shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-Controlled/Affiliate				$49,604,761	$40,218,767	12.02%

Total Portfolio Investments				$243,563,967	$377,196,404	112.70%

See accompanying notes to condensed consolidated financial statements.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2026

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. As of September 30, 2026, all of the Company’s investments were non-controlled. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. Neostellar Capital Corp.’s (the “Company’s”, or “Neostellar Capital’s”) directors and officers, and the members and investment professionals of Neostellar Advisors LLC, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that Neostellar Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2026, 35.25% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Neostellar Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Neostellar Capital if Neostellar Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. “Control Investments” are investments in those companies that are “Controlled Companies” of Neostellar Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value.”

(2)	Represents the respective number of shares, principal amount, initial or remaining fund investment, or membership interest as of September 30, 2026. For fund investments, the initial committed amount may be reduced by distributions classified as Return of Capital.

(3)	As of September 30, 2026, the investments noted had been placed on non-accrual status.

(4)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(5)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Series A-2 Preferred Shares of OpenAI Group PBC. Neostellar Capital Corp. is invested in the Series A-2 Preferred Shares of OpenAI Group PBC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of Neostellar Capital’s investment in the fund.

(6)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through a special purpose vehicle (“SPV”). Neostellar Capital is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management fee or an incentive fee; however, Neostellar Capital has prepaid operating expenses.

(7)	On July 10, 2026, the Company exercised its previously held 86,076 Common Warrants in Shogun Enterprises, Inc. (d/b/a Hearth) at an exercise price of $0.01 per share and received 86,076 Common Shares.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) - continued

September 30, 2026

(8)	Neostellar Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which Neostellar Capital is the Sole Limited Partner. 1789 Capital Nirvana II LP is a wholly owned subsidiary of Neostellar Capital. Neostellar Capital paid a 7% origination fee at the time of investment.

(9)	Neostellar Capital’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), EDGE Markets, Inc., Xgroup Holdings Inc. (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through Neostellar Capital’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Capital Sports”).

(10)	Neostellar Capital’s investments in True Global Ventures 4 Plus Pte Ltd are held through Neostellar Capital’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate. The management fees may adjust the cost of Neostellar Capital’s investment in the fund.

(11)	On July 1, 2026, Neutron Holdings, Inc. (d/b/a Lime) began trading on the Nasdaq Global Select Market following the pricing of its initial public offering (“IPO”). In connection with the IPO, the Company’s previously held Junior Preferred Shares, Series 1-D, and Junior Preferred Convertible Note converted into Common Shares. The Company also received Common Shares upon settlement of its previously held Common Warrants. The Company anticipates the shares will be registered and freely tradable in December 2026.

(12)	Neostellar Capital’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through Neostellar Capital’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(13)	On January 27, 2026, the Simple Agreement for Future Equity (“SAFE”) Note previously held by the Company in Orchard Technologies, Inc. converted into Series E-1 Preferred Shares. In connection with the same transaction, the Company’s previously held Series D Preferred Shares, Series 1 Senior Preferred Shares, and Series 2 Senior Preferred Shares were converted into Common Shares.

(14)	On June 17, 2026, Trax Ltd. was placed into voluntary liquidation in the Cayman Islands pursuant to a special resolution passed by its shareholders. Trax Ltd. subsequently entered official liquidation, with an official liquidator appointed to conduct the winding up of the company.

(15)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(16)	Magnetar Opportunity 2025-4 LP is an SPV for which the Class A Interest and Class B Interest are invested in the Series B Preferred Shares of TensorWave Inc. Magnetar Opportunity 2025-4 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. Magnetar Opportunity 2025-4 LP is deemed an “affiliated person” of the Company as of July 15, 2026 because the SPV is managed by an affiliate of Magnetar, which jointly owns and controls the Adviser. Refer to “Note 3—Related-Party Arrangements.”

(17)	CW Opportunity 2 LP is an SPV for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. Neostellar Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. During the quarter ended September 30, 2026, Neostellar Capital received distributions as part of its investment in CW Opportunity 2 LP. The distributions represented approximately 3.8% of the initial investment in CW Opportunity 2 LP. As of September 30, 2026, Neostellar Capital retains approximately 52.1% of its investment in CW Opportunity 2 LP. CW Opportunity 2 LP is deemed an “affiliated person” of the Company as of July 15, 2026 because the SPV is managed by an affiliate of Magnetar, which jointly owns and controls the Adviser. Refer to “Note 3—Related-Party Arrangements.”

(18)	Neostellar Capital’s investments in StormWind, LLC are held through Neostellar Capital’s wholly owned subsidiary, GSVC SW Holdings, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
NON-CONTROLLED/NON-AFFILIATE
ARK Type One Deep Ventures Fund LLC**(5)	St. Petersburg, FL
Membership Interest, Class A	AI Application Fund	9/25/2024	$17,500,000	$17,696,568	$42,212,173	20.56%
Whoop, Inc.	Boston, MA
Preferred Shares, Series C	Fitness Technology	6/30/2022	13,293,450	10,011,460	27,357,435	13.32%
Simple Agreement for Future Equity		2/6/2025	$1,000,000	1,001,628	1,000,000	0.49%
Total				11,013,088	28,357,435	13.81%
Blink Health, Inc.	New York, NY
Preferred Shares, Series A	Pharmaceutical Technology	10/27/2020	238,095	5,000,423	9,999,990	4.87%
Preferred Shares, Series C		10/27/2020	261,944	10,003,917	11,001,648	5.36%
Total				15,004,340	21,001,638	10.23%
Canva, Inc.	Austin, TX
Common Shares	Productivity Software	4/17/2024	9,375	10,058,820	15,432,563	7.52%
Learneo, Inc. (f/k/a Course Hero, Inc.)	Menlo Park, CA
Preferred Shares, Series A 8%	Online Education	9/18/2014	2,145,509	5,000,001	5,369,377	2.62%
Preferred Shares, Series C 8%		11/5/2021	275,659	9,999,971	9,999,971	4.87%
Total				14,999,972	15,369,348	7.49%
CW Opportunity 2 LP**(6)	Evanston, IL
Class A Interest***	AI Infrastructure Fund	5/7/2024	$10,208,114	10,384,558	14,659,078	7.14%
IH10, LLC**(7)	New York, NY
Membership Interest	AI Infrastructure Fund	10/9/2024	$12,000,010	12,273,784	12,132,897	5.91%
Locus Robotics Corp.	Wilmington, MA
Preferred Shares, Series F 6%	Warehouse Automation	11/30/2022	232,568	10,004,286	11,995,290	5.84%
Supplying Demand, Inc. (d/b/a Liquid Death)	Los Angeles, CA
Preferred Shares, Series F-1	Lifestyle Beverage Brand	1/18/2024	776,747	10,003,934	9,999,996	4.87%
Series F Convertible Note 4.12%, Due 7/15/2030***		7/29/2025	$250,000	252,362	250,000	0.12%
Total				10,256,296	10,249,996	4.99%
Shogun Enterprises, Inc. (d/b/a Hearth)	Austin, TX
Preferred Shares, Series B-1	Home Improvement Finance	2/26/2021	436,844	3,501,657	3,499,994	1.70%
Preferred Shares, Series B-2		2/26/2021	301,750	3,501,661	3,499,998	1.70%
Preferred Shares, Series B-3		5/2/2022	56,936	530,822	530,820	0.26%
Preferred Shares, Series B-4		7/12/2023	48,267	366,606	499,998	0.24%
Common Warrants, Strike Price $0.01, Expiration Date 7/12/2026		7/12/2023	86,076	140,060	259,089	0.13%
Total				8,040,806	8,289,899	4.04%
FourKites, Inc.	Chicago, IL
Common Shares	Supply Chain Technology	7/7/2023	1,398,024	8,530,389	5,682,945	2.77%
Neutron Holdings, Inc. (d/b/a Lime)	San Francisco, CA
Junior Preferred Shares, Series 1-D	Micromobility	1/25/2019	41,237,113	10,007,322	4,703,189	2.29%
Junior Preferred Convertible Note 4% Due 5/11/2027***		5/11/2020	$506,339	506,339	506,339	0.25%
Common Warrants, Strike Price $0.01, Expiration Date 5/11/2027		5/11/2020	2,032,967	—	203,297	0.10%
Total				10,513,661	5,412,825	2.64%
Plaid Inc.(8)	San Francisco, CA
Common Shares	Financial Technology Infrastructure	4/4/2025	24,512	5,395,542	4,999,874	2.44%
GrabAGun Digital Holdings Inc.(9)	Coppell, TX
Common Shares(4)	E-Commerce Marketplace	11/20/2023	1,040,000	1,103,719	3,130,400	1.52%
Common Warrants, Strike Price $11.50, Expiration Date 7/15/2030(4)		11/20/2023	1,204,488	375,816	451,683	0.22%
Total				1,479,535	3,582,083	1.74%

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2025

Portfolio Investments*	Headquarters/ Industry	Date of Initial Investment	Shares/ Principal/ Quantity(2)	Cost	Fair Value	% of Net Assets
Fullbridge, Inc.	Cambridge, MA
Common Shares	Business Education	5/13/2012	517,917	6,150,506	—	—%
Promissory Note 1.47%, Due 11/9/2021(3)(15)		3/3/2016	$2,270,458	2,270,858	—	—%
Total				8,421,364	—	—%
Treehouse Real Estate Investment Trust, Inc.	Chicago, IL
Common Shares	Cannabis REIT	9/11/2019	312,500	4,919,250	—	—%

Total Non-Controlled/Non-Affiliate				$219,216,145	$217,304,138	105.84%

NON-CONTROLLED/AFFILIATE(1)
StormWind, LLC(16)	Scottsdale, AZ
Preferred Shares, Series D 8%	Interactive Learning	11/26/2019	329,337	$257,267	$435,806	0.21%
Preferred Shares, Series C 8%		1/7/2014	2,779,134	4,000,787	4,760,083	2.32%
Preferred Shares, Series B 8%		12/16/2011	3,279,629	2,019,687	2,578,473	1.26%
Preferred Shares, Series A 8%		2/25/2014	366,666	110,000	83,005	0.04%
Total				6,387,741	7,857,367	3.83%
Commercial Streaming Solutions Inc. (d/b/a BettorView)(11)(17)	Las Vegas, NV
Preferred Shares, Class A-1	Interactive Media & Services	3/26/2021	10,548,522	1,004,240	350,000	0.17%
Maven Research, Inc.	San Francisco, CA
Preferred Shares, Series C	Knowledge Networks	7/2/2012	318,979	2,000,447	—	—%
Preferred Shares, Series B		2/28/2012	49,505	217,206	—	—%
Total				2,217,653	—	—%
Curious.com, Inc.	Menlo Park, CA
Common Shares	Online Education	11/22/2013	1,135,944	12,000,006	—	—%

Total Non-Controlled/Affiliate				$21,609,640	$8,207,367	4.00%

Total Portfolio Investments				$240,825,785	$225,511,505	109.84%

See accompanying notes to condensed consolidated financial statements.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2025

*	All portfolio investments are non-control/non-affiliated and non-income-producing, unless otherwise identified. As of December 31, 2025, all of the Company’s investments were non-controlled. Equity investments may be subject to lock-up restrictions upon their initial public offering (“IPO”). Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. Neostellar Capital Corp.’s (the “Company’s”, or “Neostellar Capital’s”) directors and officers, and the members and investment professionals of Neostellar Advisors LLC, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).
**	Indicates assets that Neostellar Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of December 31, 2025, 32.70% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.
***	Investment is income-producing.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Neostellar Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Neostellar Capital if Neostellar Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. For the Schedule of Investments In, and Advances To, Affiliates, as required by SEC Regulation S-X, Rule 12-14, refer to “Note 4—Investments at Fair Value”.

(2)	Represents the respective number of shares, principal amount, initial or remaining fund investment, or membership interest as of December 31, 2025. For fund investments, the initial committed amount may be reduced by distributions classified as Return of Capital.

(3)	As of December 31, 2025, the investments noted had been placed on non-accrual status.

(4)	Denotes an investment considered Level 1 or Level 2 and valued using observable inputs. Refer to “Note 4—Investments at Fair Value”.

(5)	ARK Type One Deep Ventures Fund LLC is an investment fund for which the Class A Interest is solely invested in the Series A-2 Preferred Shares of OpenAI Group PBC. Neostellar Capital Corp. is invested in the Series A-2 Preferred Shares of OpenAI Group PBC through its investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC. ARK Type One Deep Ventures Fund LLC charges a 1% management fee per year, and an incentive fee of 10%, not subject to a hurdle rate. The management fees will adjust the cost of Neostellar Capital’s investment in the fund.

(6)	CW Opportunity 2 LP is a special purpose vehicle (“SPV”) for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. Neostellar Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. On March 28, 2025, CoreWeave, Inc. completed an IPO and the Series C Preferred Shares converted to Class A Common Shares. Prior to the IPO, Neostellar Capital was invested in the Series C Preferred Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. Additionally, prior to the IPO, the Series C Preferred Shares of CoreWeave, Inc. accrued a 10% per annum dividend, paid quarterly in cash or in-kind. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. During the year ended December 31, 2025, Neostellar Capital received distributions as part of its investment in CW Opportunity 2 LP. The distributions represented approximately 31.9% of the initial investment in CW Opportunity 2 LP. As of December 31, 2025, Neostellar Capital retains approximately 68.1% of its investment in CW Opportunity 2 LP.

(7)	IH10, LLC’s sole portfolio asset is interest in the Series B Preferred Shares of VAST Data, Ltd. through an SPV. Neostellar Capital is invested in the Series B Preferred Shares of VAST Data, Ltd. through its investment in the Membership Interest of IH10, LLC. IH10, LLC does not charge a management fee or an incentive fee; however, Neostellar Capital has prepaid operating expenses.

(8)	Neostellar Capital’s investment in the Class A Common Shares of Plaid Inc. was made through 1789 Capital Nirvana II LP, an SPV in which Neostellar Capital is the Sole Limited Partner. 1789 Capital Nirvana II LP is a wholly owned subsidiary of Neostellar Capital. Neostellar Capital paid a 7% origination fee at the time of investment.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS - continued

December 31, 2025

(9)	On July 15, 2025, Colombier Acquisition Corp. II (“Colombier”) stockholders approved a business combination with GrabAGun Digital Holdings Inc. and related proposals at a special meeting. On July 16, 2025, GrabAGun Digital Holdings, Inc. announced that it had consummated the business combination with Colombier pursuant to a merger agreement between the parties, creating the resultant combined company GrabAGun Digital Holdings, Inc. As of December 31, 2025, Neostellar Capital’s shares of GrabAGun Digital Holdings, Inc. Common shares are subject to certain restrictions on transfer, while the GrabAGun Digital Holdings, Inc. warrants are freely tradable.

(10)	Neostellar Capital’s investments in True Global Ventures 4 Plus Pte Ltd are held through Neostellar Capital’s wholly owned subsidiary, GSVC SVDS Holdings, Inc. True Global Ventures 4 Plus Pte Ltd charges a 1.8% management fee and a 22.5% incentive fee, subject to an annual 5% IRR hurdle rate. The management fees may adjust the cost of Neostellar Capital’s investment in the fund.

(11)	Neostellar Capital’s investments in Commercial Streaming Solutions Inc. (d/b/a BettorView), EDGE Markets, Inc., Xgroup Holdings Inc. (d/b/a Xpoint), and Stake Trade, Inc. (d/b/a Prophet Exchange) are held through Neostellar Capital’s wholly owned subsidiary, SuRo Capital Sports, LLC (“SuRo Capital Sports”).

(12)	On October 8, 2025, Stake Trade, Inc. (d/b/a Prophet Exchange) completed its Series B financing. As a result of the financing, the SAFE Note which Neostellar Capital previously held in Stake Trade, Inc. (d/b/a Prophet Exchange) converted into Series B-IV Preferred shares.

(13)	Neostellar Capital’s investment in Residential Homes for Rent, LLC (d/b/a Second Avenue) is held through Neostellar Capital’s wholly owned subsidiary, GSVC AV Holdings, Inc.

(14)	On March 30, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) filed for Chapter 11 protection in the U.S. Bankruptcy Court for the District of Delaware. On June 5, 2025, the US Bankruptcy Court for the District of Delaware approved the sale of the remaining assets of CTN Holdings, Inc. On August 7, 2025, CTN Holdings, Inc. (d/b/a Catona Climate) converted its bankruptcy filing from Chapter 11 reorganization to Chapter 7 liquidation.

(15)	On November 9, 2021, Fullbridge, Inc.’s obligations under its financing arrangements with the Company became past due.

(16)	Neostellar Capital’s investments in StormWind, LLC are held through Neostellar Capital’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(17)	On March 21, 2025, Commercial Streaming Solutions, Inc. (d/b/a BettorView) merged with FSG Digital, Inc. (d/b/a JefeBet). As a result of the merger, the SAFE Note which Neostellar Capital previously held in Commercial Streaming Solutions, Inc. (d/b/a BettorView) converted into Class A-1 Preferred shares.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 1—NATURE OF OPERATIONS

Neostellar Capital Corp. (“we”, “us”, “our”, the “Company” or “Neostellar Capital”), formerly known as SuRo Capital Corp., Sutter Rock Capital Corp. and GSV Capital Corp., and formed in September 2010 as a Maryland corporation, is an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Effective July 15, 2026, the Company transitioned from an internally managed BDC to an externally managed BDC (the “Externalization”). Following approval by the Company’s Board of Directors on April 2, 2026 and its stockholders on June 10, 2026, effective July 15, 2026, Neostellar Advisors LLC (the “Adviser”) became the Company’s investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). Prior to the Externalization, the Company had operated as an internally managed BDC since March 12, 2019. In connection with the Externalization, the Company also entered into an administration agreement (the “Administration Agreement”) with Neostellar Administrative Services LLC (the “Administrator”), an affiliate of the Adviser, to provide, oversee or arrange for the administrative services necessary for the Company’s operations. Effective July 1, 2026, the Company changed its name from SuRo Capital Corp. to Neostellar Capital Corp. Refer to “Note 3—Related-Party Arrangements” for further detail.

The Company’s date of inception was January 6, 2011, which is the date it commenced development stage activities. The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol “NSLR” (formerly “SSSS” and, prior to that, “GSVC”). The Company began its investment operations during the second quarter of 2011.

The table below displays the Company’s subsidiaries as of September 30, 2026, which, other than GSV Capital Lending, LLC (“GCL”), SuRo Capital Sports, LLC, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, are collectively referred to as the “Taxable Subsidiaries.” The Taxable Subsidiaries were formed to hold certain portfolio investments. The Taxable Subsidiaries, including their associated portfolio investments, are consolidated with the Company for accounting purposes, but have elected to be treated as separate corporations for U.S. federal income tax purposes. Refer to “Note 2—Significant Accounting Policies—Basis of Consolidation” below for further detail.

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. In the opinion of management, all adjustments, all of which were of a normal recurring nature, were considered necessary for the fair presentation of the Condensed Consolidated Financial Statements for the period and have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The Company’s Condensed Consolidated Financial Statements include its accounts and the accounts of the Taxable Subsidiaries, GCL, SuRo Capital Sports, 1789 Capital Nirvana II LP, and SRCI Advisors, LLC, its wholly owned subsidiaries. GCL was formed to originate portfolio loan investments within the state of California. SuRo Capital Sports was formed to focus on investing in the sports betting sector. 1789 Capital Nirvana II LP is a SPV in which Neostellar Capital holds the sole limited partnership interest and was formed to invest in the Common Shares of Plaid, Inc. SRCI Advisors, LLC was formed to provide investment management services to third parties; as of September 30, 2026, SRCI Advisors, LLC has not commenced operations. All intercompany balances and transactions have been eliminated in consolidation. The Company operates as a single operating segment.

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

Segments

Neostellar Capital has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Company operates as a single segment with a principal investment objective to maximize our portfolio’s total return, principally by seeking capital gains on our equity and equity-related investments, and to a lesser extent, income from debt investments. The Company’s Chief Executive Officer, Chief Financial Officer, and the Adviser’s Investment Committee collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses Net Change in Net Assets Resulting from Operations as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Condensed Consolidated Statements of Operations along with significant expenses. The measure of segment assets is reported on the Condensed Consolidated Statements of Assets and Liabilities as total assets.

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

September 30, 2026

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of management, the Company’s Board of Directors or the valuation committee of the Company’s Board of Directors (the “Valuation Committee”), does not reliably represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s investment professionals responsible for the portfolio investment;

2.	Preliminary valuation estimates are then documented and discussed with senior management of the Adviser;

3.	For all investments for which there are no readily available market quotations, the Valuation Committee engages an independent third-party valuation firm to conduct independent appraisals, review management’s preliminary valuations and make its own independent assessment;

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

September 30, 2026

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Portfolio Company Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. “Control investments” are investments in companies that the Company is presumed to control under Section 2(a)(9) of the 1940 Act. Under the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company is presumed to control such company. “Affiliate investments” are investments in companies that are “affiliated persons” of the Company under Section 2(a)(3) of the 1940 Act. Under the 1940 Act, “affiliated person” includes any person directly or indirectly owning, controlling, or holding with power to vote, 5% or more, but not more than 25%, of the outstanding voting securities of such company, and any person directly or indirectly controlling, controlled by, or under common control with the Company. Refer to the Condensed Consolidated Schedules of Investments as of September 30, 2026 and December 31, 2025 for details regarding the nature and composition of the Company’s investment portfolio.

Leveling Policy

The portfolio companies in which the Company invests may offer their shares in IPOs. The Company’s shares in such portfolio companies are typically subject to lock-up agreements for 180 days following the IPO. Upon the IPO date, the Company transfers its investment from Level 3 to Level 1 due to the presence of an active market, or Level 2 if limited by the lock-up agreement and a discount is applied. The Company prices the investment at the closing price on a public exchange as of the measurement date. In situations where there are legal or contractual restrictions on the sale or use of such security that under ASC 820-10-35 (as modified by ASU 2022-03) should be incorporated into the security’s fair value measurement as a characteristic of the security that would transfer to market participants who would buy the security, the Company will classify the investment as Level 2 subject to an appropriate DLOM to reflect the restrictions upon sale. The Company transfers investments between levels based on the fair value at the beginning of the measurement period in accordance with FASB ASC 820. For investments transferred out of Level 3 due to an IPO, the Company transfers these investments based on their fair value at the IPO date.

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

September 30, 2026

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

Escrow Proceeds Receivable

A portion of the proceeds from the sale of portfolio investments is held in escrow as a recourse for indemnity claims that may arise under the sale agreement or other related transaction contingencies. Amounts held in escrow are held at estimated realizable value and included in net realized gains/(losses) on investments in the Condensed Consolidated Statements of Operations for the period in which they occurred and are adjusted as needed. Any remaining escrow proceeds balances from these transactions reasonably expected to be received are reflected on the Condensed Consolidated Statements of Assets and Liabilities as escrow proceeds receivable. Escrow proceeds receivable resulting from contingent consideration are to be recognized when the amount of the contingent consideration becomes realized or realizable. As of September 30, 2026 and December 31, 2025, the Company had no escrow proceeds receivable.

Deferred Financing Costs

The Company records fees and expenses incurred in connection with financing or capital raising activities relating to the Company’s shelf registration statement on Form N-2 as deferred financing costs. The Company also incurred additional offering costs in connection with its 6.00% Notes due 2026. The Company defers these offering costs until capital is raised pursuant to the shelf registration statement or as the shelf registration statement expires. For equity capital raised, the offering costs reduce paid-in capital resulting from the offering. These costs are deferred and amortized using the straight-line method over the respective life of the financing instrument. For modifications to a financing instrument, any unamortized origination costs may be expensed on a prorated basis.

The Company records fees and expenses incurred in connection with debt capital raises as deferred debt issuance costs. Such costs are reflected in the carrying value of the related debt instrument, and not the Company’s deferred financing costs. For debt capital raised, the associated offering costs are deferred and amortized as part of interest expense using the straight-line method over the life of the debt instrument. As of September 30, 2026 and December 31, 2025, the Company had deferred financing costs of $164,803 and $508,310, respectively, on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2026	December 31, 2025
Deferred debt issuance costs	$675,080	$1,056,167
Deferred financing costs	164,803	508,310
Total	$839,883	$1,564,477

Refer to “Note 10—Debt Capital Activities” for further detail regarding the Company’s deferred debt issuance costs.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Investment Transaction Costs and Escrow Deposits

Commissions and other costs associated with an investment transaction, including legal expenses not reimbursed by the portfolio company, are included in the cost basis of purchases and deducted from the proceeds of sales. The Company makes certain acquisitions on secondary markets, which may involve making deposits to escrow accounts until certain conditions are met, including the underlying private company’s right of first refusal. If the underlying private company does not exercise or assign its right of first refusal and all other conditions are met, then the funds in the escrow account are delivered to the seller and the account is closed. Such transactions would be reflected on the Condensed Consolidated Statements of Assets and Liabilities as escrow deposits. As of September 30, 2026 and December 31, 2025, the Company had no escrow deposits.

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

September 30, 2026

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

September 30, 2026

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

In September 2026, the FASB issued ASU 2026-03, “Fair Value Measurement (Topic 820) — Investment Companies with Equity Securities Subject to Contractual Sale Restrictions,” which requires investment companies within the scope of ASC 946 to incorporate the effect of a contractual sale restriction into the fair value measurement of an equity security and disclose the amount of the discount attributable to the restriction. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2026-03 could have a material impact on the fair value of the Company’s investments and its Condensed Consolidated Financial Statements; however, the Company is unable to reasonably estimate the impact at this time because the impact will depend on the composition of the Company’s investment portfolio and the contractual sale restrictions in effect at the time of adoption.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Except for ASU 2026-03 as described above, the Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its Condensed Consolidated Financial Statements upon adoption.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 3—RELATED-PARTY ARRANGEMENTS

The Company’s executive officers and directors, and the members and investment professionals of the Adviser, serve or may serve as officers, directors, or managers of entities that operate in a line of business similar to the Company’s, including other funds and accounts managed by the Adviser, Magnetar (as defined below) and their affiliates and new entities that may be formed in the future. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or the Company’s stockholders.

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

In the ordinary course of business, the Company may enter into transactions with portfolio companies that may be considered related-party transactions. To ensure that the Company does not engage in any prohibited transactions with any persons affiliated with the Company, the Company and the Adviser have implemented certain written policies and procedures whereby the Adviser screens each of the Company’s transactions for any possible affiliations between the proposed portfolio investment, the Company, companies controlled by the Company, the Adviser, Magnetar and their affiliates, and the Company’s and the Adviser’s officers and directors.

The Company’s investment in Skillsoft Corp. (f/k/a Software Luxembourg Holding S.A.) (“Skillsoft”) constituted a “remote-affiliate” transaction for purposes of the 1940 Act in light of the fact that Mr. Klein has a non-controlling interest in the entity that controlled Churchill Sponsor II LLC, the sponsor of Churchill Capital Corp. II, a SPAC, and was a non-controlling member of the board of directors of Churchill Capital Corp. II, through which the Company executed a private investment in public equity transaction in order to acquire common shares of Skillsoft alongside the merger of Skillsoft and Churchill Capital Corp II. In addition, Mr. Klein’s brother, Michael Klein, was a control person of such Churchill entities. As of September 30, 2026, the fair value of the Company’s remote-affiliate investment in Skillsoft was $282,770.

Externalization

On April 2, 2026, the Company’s Board of Directors, including all of the directors who are not “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act), unanimously approved the Investment Advisory Agreement between the Company and the Adviser, a Delaware limited liability company and an investment adviser registered under the Investment Advisers Act of 1940, as amended, subject to approval by the Company’s stockholders. At a special meeting held on June 10, 2026, the Company’s stockholders approved the Investment Advisory Agreement and, effective July 15, 2026 (the “Effective Date”), the Company transitioned from an internally managed BDC to an externally managed BDC managed by the Adviser. Effective July 1, 2026, in connection with the Externalization, the Company changed its name from “SuRo Capital Corp.” to “Neostellar Capital Corp.”

The Adviser is jointly owned by certain of its executives, including Mark D. Klein, the Company’s Chairman, President and Chief Executive Officer, and Allison Green, the Company’s Chief Financial Officer, Treasurer and Corporate Secretary, and by Magnetar Holdings LLC (“Magnetar”), part of a multi-strategy alternative investment management platform. Following the Externalization, the Company’s executive officers and employees are employed by the Adviser or its affiliates, and the Company no longer has any employees. A portion of the fees payable by the Company to the Adviser under the Investment Advisory Agreement inures to the benefit of Mr. Klein, Ms. Green and any other employees of the Adviser who hold equity interests in the Adviser. Refer to “Note 11—Stock-Based Compensation” for the restricted share grants, cash bonuses and vesting acceleration approved in connection with the Externalization.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Investment Advisory Agreement

Under the Investment Advisory Agreement, the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company, including sourcing and evaluating investment opportunities, conducting due diligence on prospective investments, structuring the Company’s investments and monitoring the Company’s portfolio on an ongoing basis. In exchange for these services, the Company pays the Adviser a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of the Base Management Fee and the Incentive Fee is ultimately borne by the Company’s stockholders.

The Investment Advisory Agreement became effective on the Effective Date and will remain in effect for two years, and thereafter will continue automatically for successive annual periods so long as such continuance is specifically approved at least annually by the Company’s Board of Directors, including a majority of the directors who are not “interested persons” of the Company, or by the holders of a majority of the Company’s outstanding voting securities, in accordance with the requirements of the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by a vote of a majority of the Company’s Board of Directors or of the holders of a majority of the Company’s outstanding voting securities, or by the Adviser, and terminates automatically in the event of its assignment. The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith, gross negligence or criminal conduct in the performance of its duties, or reckless disregard of its duties and obligations, the Adviser and its affiliates and their respective personnel are not liable to the Company for, and are entitled to indemnification from the Company against, damages, liabilities, costs and expenses arising out of the performance of the Adviser’s duties under the Investment Advisory Agreement.

Management Fee

The Base Management Fee is calculated at an annual rate of 1.75% of the Company’s gross assets, payable monthly in arrears, and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The Base Management Fee for any partial month or quarter is appropriately pro-rated.

The Adviser earned $1,585,769 in management fees for the three and nine months ended September 30, 2026. As of September 30, 2026, $622,264 in management fees were payable to the Adviser. Amounts payable are presented as “Accrued management fees,” as applicable, on the Condensed Consolidated Statements of Assets and Liabilities.

Incentive Fee

The Incentive Fee consists of two parts, an income-based fee (the “Income-Based Fee”) and a capital gains fee (the “Capital Gains Fee”). The Incentive Fee is calculated solely with respect to investments made by the Company on or after the Effective Date (“Eligible Investments”). Investments held by the Company prior to the Effective Date (“Pre-Existing Investments”) are excluded entirely from the calculation of the Incentive Fee, including any cumulative, “high-water mark” or similar netting calculation.

The Income-Based Fee is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, that the Company receives from any Eligible Investment) accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding indebtedness, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash, and does not include realized capital gains, realized or unrealized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized). The Company pays the Adviser an Income-Based Fee in each calendar quarter as follows: (i) no Income-Based Fee in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate; (ii) 100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), which is referred to as the “catch-up”; and (iii) 20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the quarter.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

The Capital Gains Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement), commencing on December 31, 2026, and equals the lesser of (i) 20.0% of the Company’s realized capital gains during such calendar year, if any, calculated on an investment-by-investment basis for each Eligible Investment, subject to a non-compounded hurdle rate of 7.00% per year and a catch-up feature under which the Company pays 100% of the realized capital gains from an Eligible Investment that exceed the hurdle rate but are less than 8.75% per year and 20.0% of the realized capital gains from such Eligible Investment in excess of 8.75% per year, and (ii) 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from the date of the Company’s investment in an Eligible Investment through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on Eligible Investments on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Fees. Realized capital gains, realized capital losses and unrealized capital depreciation attributable to Pre-Existing Investments are excluded entirely from the calculation of the Capital Gains Fee.

In accordance with GAAP, the Company accrues a Capital Gains Fee based on the amount that would be payable to the Adviser if the Eligible Investments were realized at their fair values as of the reporting date, taking into account the applicable hurdle rate, catch-up provisions and other limitations described above. This calculation includes unrealized capital appreciation on Eligible Investments, even though such appreciation is excluded from the calculation of the Capital Gains Fee actually payable under the Investment Advisory Agreement.

The accrual is adjusted each reporting period to reflect changes in realized gains and losses and unrealized appreciation and depreciation on Eligible Investments, which may result in additional expense or a reversal of previously recognized expense. There can be no assurance that unrealized appreciation will ultimately be realized or that amounts accrued will become payable.

As of September 30, 2026, the Company had not made any Eligible Investments. For the three and nine months ended September 30, 2026, the Company did not recognize an accrual for any incentive fees. As of September 30, 2026, no incentive fees were payable to the Adviser. Amounts payable are presented as “Accrued incentive fees,” as applicable, on the Condensed Consolidated Statements of Assets and Liabilities.

Administration Agreement

On the Effective Date, the Company entered into the Administration Agreement with the Administrator, an affiliate of the Adviser. Under the Administration Agreement, the Administrator provides, or oversees or arranges for the performance of, the administrative services necessary for the Company’s operations, including the provision of office facilities and equipment and clerical, bookkeeping and record-keeping services, and arranges for and oversees the services of the Company’s custodian, transfer agent, accountants, attorneys and other service providers. The Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the Administrator’s overhead and of the compensation paid to the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, based on the percentage of time such individuals devote, on an estimated basis, to the Company’s business affairs. The Administration Agreement may be terminated at any time, without the payment of any penalty, by a vote of a majority of the Company’s Board of Directors or by the Administrator, upon 60 days’ written notice to the other party. Amounts reimbursable to the Administrator are presented as “Costs incurred under Administration Agreement” on the Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2026, the Company recognized $282,705 of costs incurred under the Administration Agreement. These amounts had been paid or otherwise settled as of September 30, 2026, and no amounts were payable to the Administrator at that date. Amounts payable are presented as “Due to Neostellar Administrative Services LLC,” as applicable, on the Condensed Consolidated Statements of Assets and Liabilities.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Other Transactions with Magnetar and Its Affiliates

In connection with the Externalization, effective July 15, 2026, the Company’s Board of Directors appointed Erik Falk, a Partner and Head of Strategy of Magnetar, as an interested director of the Company. On July 16, 2026, MCP Investing LLC, an affiliate of Magnetar, purchased from the Company, for $20.0 million, the 6.50% Redeemable Promissory Note due 2029 pursuant to a Securities Purchase Agreement dated June 26, 2026. Refer to “Note 10—Debt Capital Activities” for a description of the terms of the 6.50% Redeemable Promissory Note due 2029. For the three and nine months ended September 30, 2026, the Company incurred interest expense of $270,833 on the 6.50% Redeemable Promissory Note due 2029, of which $270,833 was accrued and unpaid as of September 30, 2026.

On August 3, 2026, the Company, the Adviser and certain affiliated funds and accounts filed an application with the SEC, which was amended on October 2, 2026, for an exemptive order permitting the Company to co-invest in negotiated transactions alongside funds and accounts advised by the Adviser, Magnetar and their affiliates, subject to the conditions of the order. Until such relief is obtained, the Company’s ability to co-invest alongside the Adviser, Magnetar and their affiliates in privately negotiated transactions is limited by the 1940 Act and the rules thereunder, and there can be no assurance if or when such relief will be granted. Prior to the Externalization, the Company invested indirectly in portfolio companies, including CoreWeave, Inc. and TensorWave Inc., through co-investment vehicles sponsored and managed by Magnetar or its affiliates (CW Opportunity 2 LP and Magnetar Opportunity 2025-4 LP); each of those investments is a Pre-Existing Investment. In addition, an affiliate of Magnetar receives certain fees in connection with a portfolio investment held by the Company.

NOTE 4—INVESTMENTS AT FAIR VALUE

Investment Portfolio Composition

The Company’s investments in portfolio companies consist primarily of equity securities (such as common stock, preferred stock and options or agreements to purchase or acquire common and preferred stock), and to a lesser extent, debt securities, issued by private and publicly traded companies. The Company may also, from time to time, invest in U.S. Treasury bills. Non-portfolio investments represent investments in U.S. Treasury bills. As of September 30, 2026, the Company had 53 positions in 34 portfolio companies. As of December 31, 2025, the Company had 60 positions in 35 portfolio companies.

The following tables summarize the composition of the Company’s investment portfolio by security type at cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	Percentage of Net Assets	Cost	Fair Value	Percentage of Net Assets
Private Portfolio Companies
Preferred Stock(1)	$136,232,704	$328,107,292	98.1%	$145,749,202	$169,631,231	82.6%
Common Stock(2)	81,128,710	42,002,319	12.5%	77,006,339	46,713,129	22.8%
Options(3)	1,748,385	2,658,357	0.8%	2,971,657	4,201,543	2.0%
Debt Investments	2,523,220	250,000	0.1%	3,029,559	756,339	0.4%
Total Private Portfolio Companies	221,633,019	373,017,968	111.5%	228,756,757	221,302,242	107.8%
Publicly Traded Portfolio Companies
Common Stock	20,784,067	3,781,169	1.1%	10,922,147	3,586,956	1.7%
Options	1,146,881	397,267	0.1%	1,146,881	622,307	0.3%
Total Publicly Traded Portfolio Companies	21,930,948	4,178,436	1.2%	12,069,028	4,209,263	2.0%
Total Investments	$243,563,967	$377,196,404	112.7%	$240,825,785	$225,511,505	109.8%

(1)	As of September 30, 2026, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Group PBC, the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV, and the Company’s investment in the Class A Interest and Class B Interest of Magnetar Opportunity 2025-4 LP which is invested in the Series B Preferred Shares of TensorWave, Inc. As of December 31, 2025, Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Group PBC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	As of September 30, 2026 and December 31, 2025, Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc.
(3)	As of September 30, 2026, Options in Private Portfolio Companies also includes the Company’s investment in the SAFE of PayJoy, Inc. As of December 31, 2025, Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

The geographic and industrial compositions of the Company’s portfolio at fair value as of September 30, 2026 and December 31, 2025 were as follows:

	As of September 30, 2026			As of December 31, 2025
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Geographic Region
Northeast	$206,417,622	54.7%	61.6%	$78,565,018	34.9%	38.3%
Southeast	61,859,421	16.4%	18.5%	44,761,355	19.8%	21.8%
Midwest	61,770,075	16.4%	18.5%	49,488,742	21.9%	24.1%
West	44,264,849	11.7%	13.2%	49,566,027	22.0%	24.1%
International	2,884,437	0.8%	0.9%	3,130,363	1.4%	1.5%
Total	$377,196,404	100.0%	112.7%	$225,511,505	100.0%	109.8%

	As of September 30, 2026			As of December 31, 2025
	Fair Value	Percentage of Portfolio	Percentage of Net Assets	Fair Value	Percentage of Portfolio	Percentage of Net Assets
Industry
Consumer Goods & Services	$157,472,458	41.7%	47.1%	$47,772,963	21.2%	23.3%
Artificial Intelligence Infrastructure & Applications	135,623,672	36.0%	40.6%	69,004,148	30.6%	33.6%
Software-as-a-Service	34,580,972	9.2%	10.3%	44,725,975	19.8%	21.8%
Logistics & Supply Chain	17,888,816	4.7%	5.3%	17,678,235	7.8%	8.6%
Financial Technology & Services	15,429,970	4.1%	4.6%	18,168,362	8.1%	8.8%
SuRo Capital Sports	8,430,390	2.2%	2.5%	4,478,551	2.0%	2.2%
Education Technology	7,770,126	2.1%	2.3%	23,683,271	10.5%	11.5%
Total	$377,196,404	100.0%	112.7%	$225,511,505	100.0%	109.8%

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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
Interactive Media & Services
Sports Betting

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2026 and December 31, 2025 are as follows:

	As of September 30, 2026
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$328,107,292	$328,107,292
Common Stock(2)	—	—	42,002,319	42,002,319
Options(3)	—	—	2,658,357	2,658,357
Debt Investments	—	—	250,000	250,000
Private Portfolio Companies	—	—	373,017,968	373,017,968
Publicly Traded Portfolio Companies
Common Stock	3,781,169	—	—	3,781,169
Options	397,267	—	—	397,267
Publicly Traded Portfolio Companies	4,178,436	—	—	4,178,436
Total Investments at Fair Value	$4,178,436	$—	$373,017,968	$377,196,404

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Group PBC, the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV, and the Company’s investment in the Class A Interest and Class B Interest of Magnetar Opportunity 2025-4 LP which is invested in the Series B Preferred Shares of TensorWave, Inc.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also include the Company’s investment in the SAFE of PayJoy, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Preferred Stock(1)	$—	$—	$169,631,231	$169,631,231
Common Stock(2)	—	—	46,713,129	46,713,129
Options(3)	—	—	4,201,543	4,201,543
Debt Investments	—	—	756,339	756,339
Private Portfolio Companies	—	—	221,302,242	221,302,242
Publicly Traded Portfolio Companies
Common Stock	3,586,956	—	—	3,586,956
Options	622,307	—	—	622,307
Publicly Traded Portfolio Companies	4,209,263	—	—	4,209,263
Total Investments at Fair Value	$4,209,263	$—	$221,302,242	$225,511,505

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Group PBC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Measurement, the tables below provide quantitative information about the fair value measurements of the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Board of Directors may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s assets. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the fair value measurements of the Company’s assets. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of September 30, 2026 and December 31, 2025. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.

As of September 30, 2026

Asset	Fair Value	Valuation Approach/Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(4)	$328,107,292	Market Approach	Revenue Multiples	0.53x - 5.55x (2.43x)
			Precedent Transactions	25% - 100% (94%)
		PWERM(7)	Revenue Multiples	0.93x - 0.97x (0x)
			Dissolution Risk	100%
			Precedent Transaction	100%
Common stock in private companies(5)	$42,002,319	Market Approach	Revenue Multiples	0.72x - 4.58x (4.31x)
			Precedent Transactions	25% - 100% (84%)
		PWERM(7)	Dissolution Risk	100%
			Precedent Transaction	25% - 100% (84%)
Options(6)	$2,658,357	Market Approach	Precedent Transaction	100%
Debt investments	$250,000	Market Approach	Revenue Multiples	0.72x - 3.78x (3.62x)
			Precedent Transactions	0.25x - 0.25x (0.25x)

(1)	As of September 30, 2026, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Group PBC, the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV, and the Company’s investment in the Class A Interest and Class B Interest of Magnetar Opportunity 2025-4 LP which is invested in the Series B Preferred Shares of TensorWave, Inc.
(5)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc.
(6)	Options in Private Portfolio Companies also include the Company’s investment in the SAFE of PayJoy, Inc.
(7)	Probability-Weighted Expected Return Method, or “PWERM”.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

As of December 31, 2025

Asset	Fair Value	Valuation Approach/Technique(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)
Preferred stock in private companies(4)	$169,631,231	Market Approach	Revenue Multiples	0.52x - 7.95x (3.47x)
			Precedent Transactions	25% - 100% (76%)
		PWERM(7)	Revenue Multiples	1.42x - 5.60x (1.72x)
			Dissolution Risk	100%
			Precedent Transaction	90%
Common stock in private companies(5)	$46,713,129	Market Approach	Revenue Multiples	0.57x - 5.23x (4.99x)
			Precedent Transactions	100%
		PWERM(7)	AFFO(8) Multiples	8.42x
			Dissolution Risk	100%
Options(6)	$4,201,543	Option Pricing Model	Revenue Multiples	4.74x - 5.60x
			Precedent Transaction	100%
			Term to Expiration (Years)	0.50 - 1.36 (0.88)
			Volatility	45% - 50% (48%)
		PWERM(7)	Precedent Transaction	90%
			Revenue Multiples	1.54x - 1.90x (1.72x)
		Market Approach	Precedent Transaction	25% - 100% (77%)
Debt investments	$756,339	Market Approach	Revenue Multiples	0.57x - 5.05x (3.49x)
			Precedent Transactions	25%

(1)	As of December 31, 2025, the Board of Directors used a hybrid market and income approach to value certain common and preferred stock investments, as the Board of Directors felt this approach better reflected the fair value of these investments. In considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. The hybrid approach may also consider certain risk weightings to account for the uncertainty of future events. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(2)	The Board of Directors considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases/(decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values, all else equal. Decreases/(increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values, all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Board of Directors carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value” for more detail.
(3)	The weighted averages are calculated based on the fair market value of each investment.
(4)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Group PBC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(5)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in the Class A Common Stock of CoreWeave, Inc.
(6)	Options in Private Portfolio Companies include the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.
(7)	Probability-Weighted Expected Return Method, or “PWERM”.
(8)	Adjusted Funds From Operations, or “AFFO”.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

The aggregate values of Level 3 assets and liabilities changed during the nine months ended September 30, 2026 as follows:

	Nine Months Ended September 30, 2026
	Preferred Stock(1)	Common Stock(2)	Options(3)	Debt Investments	Total
Assets:
Fair Value as of December 31, 2025	$169,631,231	$46,713,129	$4,201,543	$756,339	$221,302,242
Purchases, capitalized fees and interest	24,773,222	231,593	5,012,250	—	30,017,065
Sales/Redemptions of investments	(14,527,680)	(8,741,439)	—	—	(23,269,119)
Exercises and conversions(4)	(12,894,102)	9,122,301	(6,235,522)	(506,339)	(10,513,662)
Realized gains/(losses)	(6,867,938)	3,509,915	—	—	(3,358,023)
Net change in unrealized appreciation/(depreciation) included in earnings	167,992,559	(8,833,180)	(319,914)	—	158,839,465
Fair Value as of September 30, 2026	$328,107,292	$42,002,319	$2,658,357	$250,000	$373,017,968
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of September 30, 2026	$150,974,947	$(10,226,400)	$—	$—	$140,748,547

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Group PBC, the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV, and the Company’s investment in the Class A Interest and Class B Interest of Magnetar Opportunity 2025-4 LP which is invested in the Series B Preferred Shares of TensorWave, Inc.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also include the Company’s investment in the SAFE of PayJoy, Inc.
(4)	During the nine months ended September 30, 2026, the Company’s portfolio investments had the following corporate actions which are reflected below:

Portfolio Company	Conversion from	Conversion to
Whoop, Inc.	Simple Agreement for Future Equity	Preferred Shares, Series G-2 (Level 3)
Orchard Technologies, Inc.	Senior Preferred Shares, Series 1 Senior Preferred Shares, Series 2 Preferred Shares, Series D Simple Agreement for Future Equity	Common Shares (Level 3) Preferred Shares, Series E-1 (Level 3)
Magnetar Opportunity 2025-4 LP	Simple Agreement for Future Equity	Preferred Shares, Series B (Level 3)
Neutron Holdings, Inc. (d/b/a Lime)	Junior Preferred Shares, Series 1-D Junior Preferred Convertible Note Common Warrants	Common Shares (Level 1)
Shogun Enterprises, Inc. (d/b/a Hearth)	Common Warrants	Common Shares (Level 3)

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

The aggregate values of Level 3 assets and liabilities changed during the year ended December 31, 2025 as follows:

	Year Ended December 31, 2025
	Preferred Stock(1)	Common Stock(2)	Options(3)	Debt Investments	Total
Assets:
Fair Value as of December 31, 2024	$151,003,991	$35,922,154	$4,357,138	$506,339	$191,789,622
Transfers out of Level 3	(5,221,824)	(6,323,519)	(498,305)	—	(12,043,648)
Purchases, capitalized fees and interest	5,330,509	5,395,541	1,083,211	252,363	12,061,624
Sales/Redemptions of investments	—	(16,324,378)	—	—	(16,324,378)
Exercises and conversions(4)	(15,768,763)	17,775,155	(2,006,392)	—	—
Realized gains/(losses)	(1,002,755)	11,395,780	—	—	10,393,025
Net change in unrealized appreciation/(depreciation) included in earnings	35,290,073	(1,127,604)	1,265,891	(2,363)	35,425,997
Fair Value as of December 31, 2025	$169,631,231	$46,713,129	$4,201,543	$756,339	$221,302,242
Net change in unrealized appreciation/ (depreciation) of Level 3 investments still held as of December 31, 2025	$34,444,974	$(1,127,603)	$1,121,861	$(2,363)	$34,436,869

(1)	Preferred Stock also includes the Company’s investment in the Class A Interest of ARK Type One Deep Ventures Fund LLC which is invested in the Series A-2 Preferred Shares of OpenAI Group PBC, and the Company’s investment in the Membership Interest of IH10, LLC which is invested in the Series B Preferred Shares of VAST Data, Ltd. through an SPV.
(2)	Common Stock in Private Portfolio Companies also includes the Company’s Limited Partner Fund Investment in True Global Ventures 4 Plus Pte Ltd. and the Company’s investment in the Class A Interest of CW Opportunity 2 LP which is invested in Class A Common Stock of CoreWeave, Inc.
(3)	Options in Private Portfolio Companies also includes the Company’s investments in the SAFEs of Orchard Technologies, Inc., PayJoy, Inc., and Whoop, Inc.
(4)	During the year ended December 31, 2025, the Company’s portfolio investments had the following corporate actions which are reflected below:

Portfolio Company	Conversion from	Conversion to
CoreWeave, Inc.	Preferred Shares, Series A Common shares	Common Shares (Level 2)
CW Opportunity 2 LP	Preferred Shares, Series C	Common Shares (Level 3)
Commercial Streaming Solutions Inc. (d/b/a BettorView)	Simple Agreement for Future Equity	Preferred Shares, Class A-1 (Level 3)
Colombier Sponsor II LLC	Class B Units Class W Units	GrabAGun Digital Holdings Inc. Common Shares (Level 1) GrabAGun Digital Holdings Inc. Common Warrants (Level 1)
Stake Trade, Inc. (d/b/a Prophet Exchange)	Simple Agreement for Future Equity	Preferred Shares, Series B-IV (Level 3)

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Schedule of Investments In, and Advances to, Affiliates

Transactions during the nine months ended September 30, 2026 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Fair Value at December 31, 2025	Transfers In/(Out)	Purchases	Sales	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Fair Value at September 30, 2026	Percentage of Net Assets
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
AI Infrastructure Fund
Magnetar Opportunity 2025-4 LP**(2)–Class A Interest	$5,000,000	$—	$5,200,000	$—	$—	$—	$112,950	$5,312,950	1.59%
Magnetar Opportunity 2025-4 LP**(2)–Class B Interest	$15,000,000	—	15,000,000	3,161	—	—	89,922	15,093,083	4.51%
Total AI Infrastructure Fund		—	20,200,000	3,161	—	—	202,872	20,406,033	6.10%
Interactive Media & Services
Commercial Streaming Solutions Inc. (d/b/a BettorView)–Preferred Shares, Class A-1	10,548,522	350,000	—	—	—	—	(350,000)	—	—%
Knowledge Networks
Maven Research, Inc.–Preferred Shares, Series C	318,979	—	—	—	—	—	—	—	—%
Maven Research, Inc.–Preferred Shares, Series B	49,505	—	—	—	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—	—	—	—%
Interactive Learning
StormWind, LLC(3) – Preferred Shares, Series D 8%	329,337	435,806	—	—	—	—	(11,492)	424,314	0.13%
StormWind, LLC(3) – Preferred Shares, Series C 8%	2,779,134	4,760,083	—	—	—	—	(178,035)	4,582,048	1.37%
StormWind, LLC(3) – Preferred Shares, Series B 8%	3,279,629	2,578,473	—	—	—	—	(170,717)	2,407,756	0.72%
StormWind, LLC(3) – Preferred Shares, Series A 8%	366,666	83,005	—	—	—	—	(9,767)	73,238	0.02%
Total Interactive Learning		7,857,367	—	—	—	—	(370,011)	7,487,356	2.24%
Total Preferred Stock		8,207,367	20,200,000	3,161	—	—	(517,139)	27,893,389	8.34%
Common Stock
AI Infrastructure Fund
CW Opportunity 2 LP**(4) – Class A Interest	$7,803,267	—	15,367,670	—	(1,994,723)	1,420,569	(2,468,138)	12,325,378	3.68%
Online Education
Curious.com, Inc.–Common Shares	1,135,944	—	—	—	—	—	—	—	—%
Total Common Stock		—	15,367,670	—	(1,994,723)	1,420,569	(2,468,138)	12,325,378	3.68%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$8,207,367	$35,567,670	$3,161	$(1,994,723)	$1,420,569	$(2,985,277)	$40,218,767	12.02%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors and officers, and the members and investment professionals of Neostellar Advisors LLC, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that Neostellar Capital Corp. believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of September 30, 2026, 35.25% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Neostellar Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Neostellar Capital if Neostellar Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company. “Control Investments” are investments in those companies that are “Controlled Companies” of Neostellar Capital Corp., as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(2)	Magnetar Opportunity 2025-4 LP is an SPV for which the Class A Interest and Class B Interest are invested in the Series B Preferred Shares of TensorWave Inc. Magnetar Opportunity 2025-4 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. Magnetar Opportunity 2025-4 LP is deemed an “affiliated person” of the Company as of July 15, 2026 because the SPV is managed by an affiliate of Magnetar, which jointly owns and controls the Adviser. Refer to “Note 3—Related-Party Arrangements.”

(3)	Neostellar Capital’s investments in StormWind, LLC are held through Neostellar Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

(4)	CW Opportunity 2 LP is an SPV for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. Neostellar Capital is invested in the Class A Common Shares of CoreWeave, Inc. through its investment in the Class A Interest of CW Opportunity 2 LP. CW Opportunity 2 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate. During the quarter ended September 30, 2026, Neostellar Capital received distributions as part of its investment in CW Opportunity 2 LP. The distributions represented approximately 3.8% of the initial investment in CW Opportunity 2 LP. As of September 30, 2026, Neostellar Capital retains approximately 52.1% of its investment in CW Opportunity 2 LP. CW Opportunity 2 LP is deemed an “affiliated person” of the Company as of July 15, 2026 because the SPV is managed by an affiliate of Magnetar, which jointly owns and controls the Adviser. Refer to “Note 3—Related-Party Arrangements.”

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Schedule of Investments In, and Advances to, Affiliates

Transactions during the year ended December 31, 2025 involving the Company’s controlled investments and non-controlled/affiliate investments were as follows:

Type/Industry/Portfolio Company/Investment	Shares/ Principal/ Quantity	Fair Value at December 31, 2024	Transfer In/ (Out)	Unrealized Gains/ (Losses)	Fair Value at December 31, 2025	Percentage of Net Assets
CONTROLLED INVESTMENTS*(2)
Common Stock
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class B Units	—	$1,101,695	$(1,103,719)	$2,024	$—	—%
Total Common Stock		1,101,695	(1,103,719)	2,024	—	—%
Options
Special Purpose Acquisition Company
Colombier Sponsor II LLC**(3)–Class W Units	—	498,305	(499,221)	916	—	—%
Total Options		498,305	(499,221)	916	—	—%
TOTAL CONTROLLED INVESTMENTS*(2)		$1,600,000	$(1,602,940)	$2,940	$—	—%
NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)
Preferred Stock
Interactive Media & Services
Commercial Streaming Solutions Inc. (d/b/a BettorView)–Preferred Shares, Class A-1	10,548,522	$—	$1,000,000	$(650,000)	$350,000	0.17%
Knowledge Networks
Maven Research, Inc.–Preferred Shares, Series C	318,979	—	—	—	—	—%
Maven Research, Inc.–Preferred Shares, Series B	49,505	—	—	—	—	—%
Total Knowledge Networks		—	—	—	—	—%
Interactive Learning
StormWind, LLC(4) – Preferred Shares, Series D 8%	329,337	501,626	—	(65,820)	435,806	0.21%
StormWind, LLC(4) – Preferred Shares, Series C 8%	2,779,134	5,376,994	—	(616,911)	4,760,083	2.32%
StormWind, LLC(4) – Preferred Shares, Series B 8%	3,279,629	3,233,922	—	(655,449)	2,578,473	1.26%
StormWind, LLC(4) – Preferred Shares, Series A 8%	366,666	156,285	—	(73,280)	83,005	0.04%
Total Interactive Learning		9,268,827	—	(1,411,460)	7,857,367	3.83%
Total Preferred Stock		9,268,827	1,000,000	(2,061,460)	8,207,367	4.00%
Common Stock
Online Education
Curious.com, Inc.–Common Shares	1,135,944	—	—	—	—	—%
Total Common Stock		—	—	—	—	—%
TOTAL NON-CONTROLLED/AFFILIATE INVESTMENTS*(1)		$9,268,827	$1,000,000	$(2,061,460)	$8,207,367	4.00%

*	All portfolio investments are non-income-producing, unless otherwise identified. Equity investments may be subject to lock-up restrictions upon their IPO. Preferred dividends are generally only payable when declared and paid by the portfolio company’s board of directors. The Company’s directors and officers, and the members and investment professionals of Neostellar Advisors LLC, as applicable, may serve on the board of directors of the Company’s portfolio investments. (Refer to “Note 3—Related-Party Arrangements”). All portfolio investments are considered Level 3 and valued using significant unobservable inputs, unless otherwise noted. (Refer to “Note 4—Investments at Fair Value”). All of the Company’s portfolio investments are restricted as to resale, unless otherwise noted, and were valued at fair value as determined in good faith by the Company’s Board of Directors. (Refer to “Note 2—Significant Accounting Policies—Investments at Fair Value”).

**	Indicates assets that Neostellar Capital believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Of the Company’s total investments as of December 31, 2025, 32.70% of its total investments are non-qualifying assets, excluding cash and short-term US treasuries.

(1)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Neostellar Capital, as defined in the 1940 Act. In general, a company is deemed to be an “Affiliate” of Neostellar Capital if Neostellar Capital beneficially owns, directly or indirectly, between 5% and 25% of the voting securities (i.e., securities with the right to elect directors) of such company.

(2)	“Control Investments” are investments in those companies that are “Controlled Companies” of Neostellar Capital, as defined in the 1940 Act. In general, under the 1940 Act, the Company would “Control” a portfolio company if the Company beneficially owns, directly or indirectly, more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company.

(3)	Denotes an investment that is the sponsor of a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

(4)	Neostellar Capital’s investments in StormWind, LLC are held through Neostellar Capital Corp.’s wholly owned subsidiary, GSVC SW Holdings, Inc.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

During the nine months ended September 30, 2026 and 2025, the Company did not repurchase any shares of the Company’s common stock under the Share Repurchase Program. As of September 30, 2026, the dollar value of shares that remained available to be purchased by the Company under the Share Repurchase Program was approximately $25.0 million.

Second Amended and Restated 2019 Equity Incentive Plan

The Second Amended and Restated 2019 Equity Incentive Plan was terminated on June 15, 2026, along with the Amended and Restated 2019 Equity Incentive Plan, and on August 14, 2026, the Company filed Post-Effective Amendment No. 1 to its registration statement on Form S-8 (File No. 333-287921) to deregister all shares of common stock that remained unissued under the Second Amended & Restated 2019 Equity Incentive Plan. Refer to “Note 11—Stock-Based Compensation” for a description of the Company’s restricted shares of common stock granted under the Second Amended & Restated 2019 Equity Incentive Plan (as defined therein).

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

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Sales of Shares under the ATM Program may be made only pursuant to an effective registration statement and a related prospectus supplement. On July 31, 2026, the Company filed a shelf registration statement on Form N-2 (File No. 333-297852) with the SEC, which, as amended, was declared effective by the SEC on September 30, 2026. Pursuant to the new registration statement, the Company may offer, from time to time in one or more offerings, up to $500,000,000 of its common stock, preferred stock, subscription rights to purchase shares of its common stock, debt securities, or warrants representing rights to purchase shares of its common stock, preferred stock or debt securities. Fees and expenses incurred in connection with the registration statement are recorded as deferred financing costs. Refer to “Note 2—Significant Accounting Policies—Deferred Financing Costs.”

During the three and nine months ended September 30, 2026, the Company did not issue or sell Shares under the ATM Program. During the three and nine months ended September 30, 2025, the Company sold 1,230,984 Shares under the ATM Program. As of September 30, 2026, up to approximately $87.9 million in aggregate amount of the Shares remain available for sale under the ATM Program.

The following table summarizes certain information relating to shares sold under the ATM Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares sold	—	1,230,984	—	1,230,984
Gross proceeds received	$—	$10,813,144	$—	$10,813,144
Net proceeds received	$—	$10,614,761	$—	$10,614,761
Weighted average price per share	$—	$8.78	$—	$8.78

NOTE 6—NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED

The following information sets forth the computation of basic and diluted net change in net assets resulting from operations per common share, pursuant to ASC 260, for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per common share–basic:
Net change in net assets resulting from operations	$(21,158,506)	$7,417,093	$115,773,881	$68,938,448
Weighted-average common shares–basic	26,473,222	24,371,533	25,949,707	23,893,418
Earnings per common share–basic	$(0.80)	$0.30	$4.46	$2.89
Earnings per common share–diluted:
Net change in net assets resulting from operations	$(21,158,506)	$7,417,093	$115,773,881	$68,938,448
Adjustment for interest and amortization on 6.50% Convertible Notes due 2029(1)	—	629,186	1,670,485	1,870,531
Net change in net assets resulting from operations, as adjusted	$(21,158,506)	$8,046,279	$117,444,366	$70,808,979
Adjustment for dilutive effect of 6.50% Convertible Notes due 2029(1)	—	4,618,046	4,215,854	4,515,027
Weighted-average common shares outstanding–diluted(2)	26,473,222	28,989,579	30,165,561	28,408,445
Earnings per common share–diluted	$(0.80)	$0.28	$3.89	$2.49

(1)	For the three months ended September 30, 2026, 3,687,209 potentially dilutive common shares were excluded from the weighted-average common shares outstanding for diluted net change in net assets resulting from operations per common share because the effect of these shares would have been antidilutive.
(2)	Shares contingently issuable upon redemption of the 6.50% Redeemable Promissory Note due 2029 could be dilutive in the future but were excluded from diluted per-share calculations for the three and nine months ended September 30, 2026 because the Qualified Fundraising contingency had not been satisfied. Refer to “Note 10—Debt Capital Activities” for the redemption terms.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. On December 31, 2025, the Company committed up to $20,000,000 to Magnetar Opportunity 2025-4 LP , all of which was unfunded as of that date and was funded in full during the six months ended June 30, 2026. Refer to “Note 3—Related-Party Arrangements” for more detail.

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

As of September 30, 2026 and December 31, 2025, the Company booked a right-of-use asset and operating lease liability of $228,949 and $327,932, respectively, on the Condensed Consolidated Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, the Company recorded a security deposit of $16,574 and $16,574, respectively, on the Condensed Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2026 and 2025, the Company incurred $36,905 and $36,627, respectively, of operating lease expense. For the nine months ended September 30, 2026 and 2025, the Company incurred $110,880 and $93,836, respectively, of operating lease expense. The amounts reflected on the Condensed Consolidated Statements of Assets and Liabilities have been discounted using the rate implicit in the lease. As of September 30, 2026, the remaining lease term was 1.7 years and the discount rate was 3.00%.

The following table shows future minimum payments under the Company’s operating lease as of September 30, 2026:

For the Year Ended December 31,	Amount
2026	$38,841
2027	159,471
2028	59,688
$258,000

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 8—FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per Basic Share Data
Net asset value at beginning of period	$13.44	$9.18	$8.09	$6.68
Net investment loss(1)	(0.15)	(0.14)	(1.21)	(0.45)
Net realized gain/(loss) on investments(1)	(0.29)	0.21	(0.07)	1.10
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026(1)	<(0.01)	—	<(0.01)	<(0.01)
Net change in unrealized appreciation/(depreciation) of investments(1)	(0.35)	0.23	5.74	2.23
Dividends declared	—	(0.25)	—	(0.25)
Issuance of common stock from public offering(1)	—	(0.03)	—	(0.03)
Issuance of common stock from conversion of 6.50% Convertible Notes due 2029(1)	—	—	(0.28)	—
Stock-based compensation(1)(2)	—	0.03	0.37	(0.05)
Net asset value at end of period	$12.64	$9.23	$12.64	$9.23
Per share market value at end of period	$7.69	$9.00	$7.69	$9.00
Total return based on market value(3)	(38.68)%	12.67%	(18.54)%	57.31%
Total return based on net asset value(3)	(5.95)%	3.27%	56.24%	41.92%
Shares outstanding at end of period	26,473,222	25,119,091	26,473,222	25,119,091
Ratios/Supplemental Data:
Net assets at end of period	$334,698,480	$231,787,028	$334,698,480	$231,787,028
Average net assets	$355,067,614	$217,139,281	$309,467,532	$178,224,292
Ratio of net operating expenses to average net assets(4)	4.73%	7.15%	11.93%	8.98%
Ratio of net investment loss to average net assets(4)	(4.43)%	(6.31)%	(11.36)%	(8.13)%
Portfolio Turnover Ratio	0.05%	2.15%	7.31%	5.24%

(1)	Based on weighted-average number of shares outstanding for the relevant period.
(2)	Represents stock-based compensation recognized during the period, net of shares withheld to satisfy statutory tax withholding obligations upon the vesting of restricted stock awards.
(3)	Total return based on market value is based upon the change in market price per share between the opening and ending market values per share in the period, adjusted for dividends. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period, adjusted for dividends.
(4)	Financial highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. For the three and nine months ended September 30, 2026, the annualization of these ratios excludes the effect of approximately $0.1 million and $20.1 million of accelerated and non-recurring expenses incurred in connection with the Externalization, respectively. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

September 30, 2026

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

For accounting purposes, the Company and the Taxable Subsidiaries identified their major tax jurisdictions as U.S. federal, New York, and California and may be subject to the taxing authorities’ examination for the tax years 2022–2025 for federal and New York and 2021–2025 in California, respectively. Further, the Company and the Taxable Subsidiaries accrue all interest and penalties related to uncertain tax positions as incurred. As of September 30, 2026, there were no material interest or penalties incurred related to uncertain tax positions.

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

The Company records certain fees and expenses incurred in connection with its 6.00% Notes due 2026 as deferred debt issuance costs. Such costs are reflected in the carrying value of the 6.00% Notes due 2026. As of September 30, 2026 and December 31, 2025, the Company had deferred debt issuance costs of $46,863 and $187,676, respectively, associated with the 6.00% Notes due 2026. The table below shows a reconciliation from the aggregate principal amount of 6.00% Notes due 2026 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2026	December 31, 2025
Aggregate principal amount of 6.00% Notes due 2026	$35,780,225	$35,829,825
Direct deduction of deferred debt issuance costs	(46,863)	(187,676)
Total	$35,733,362	$35,642,149

The 6.00% Notes due 2026 are listed for trading on the Nasdaq Global Select Market under the symbol “NSLRL”. The reported closing market price of NSLRL on September 30, 2026 and December 31, 2025 was $24.97 and $25.00 per note, respectively. As of September 30, 2026 and December 31, 2025, the fair value of the 6.00% Notes due 2026 was $35.7 million and $35.8 million, respectively, and were classified within Level 1 of the fair value hierarchy.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

On October 29, 2025, the Company’s Board of Directors approved an extension of the Note Repurchase Program, which allows the Company to repurchase up to an additional $40.0 million or the remaining aggregate principal amount, of its 6.00% Notes due 2026 through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. During the year ended December 31, 2025, the Company repurchased and retired $8.8 million aggregate principal amount of the 6.00% Notes due 2026.

During the three and nine months ended September 30, 2026, the Company repurchased and retired $49,600 of aggregate principal amount of the 6.00% Notes due 2026 under the Note Repurchase Program. As of September 30, 2026, the aggregate principal amount of the 6.00% Notes due 2026 that remained available for repurchase under the Note Repurchase Program was approximately $35.8 million.

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

September 30, 2026

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

There were no conversions of the 6.50% Convertible Notes due 2029 during the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company issued 1,092,504 shares of its common stock and paid cash in lieu of fractional shares upon the conversion of $8,000,000 in aggregate principal amount of the 6.50% Convertible Notes due 2029.

The table below shows a reconciliation from the aggregate principal amount of 6.50% Convertible Notes due 2029 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2026	December 31, 2025
Aggregate principal amount of 6.50% Convertible Notes due 2029	$35,000,000	$35,000,000
Conversion of 6.50% Convertible Notes due 2029	(8,000,000)	—
Direct deduction of deferred debt issuance costs	(526,446)	(868,491)
Total	$26,473,554	$34,131,509

As of September 30, 2026 and December 31, 2025, the fair value of the 6.50% Convertible Notes due 2029 approximated $30.8 million and $40.9 million, respectively, and were classified within Level 3 of the fair value hierarchy.

6.50% Redeemable Promissory Note due 2029

On June 26, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with MCP Investing LLC (“MCP”), an affiliate of Magnetar. On July 16, 2026, pursuant to the Securities Purchase Agreement, the Company issued to MCP a $20.0 million Redeemable Promissory Note (the “6.50% Redeemable Promissory Note due 2029”). The 6.50% Redeemable Promissory Note due 2029 bears interest at a rate of 6.50% per annum, payable semi-annually in cash. The 6.50% Redeemable Promissory Note due 2029 has a maturity date of July 16, 2029, unless earlier redeemed or repaid in accordance with its terms. The Company may not prepay the 6.50% Redeemable Promissory Note due 2029 prior to its maturity date without the consent of MCP. If the Company or its subsidiaries incur indebtedness senior in right of payment to the 6.50% Redeemable Promissory Note due 2029, including any secured indebtedness, the interest rate on the outstanding principal amount of the 6.50% Redeemable Promissory Note due 2029 will increase by 0.50% per annum. From and after the occurrence of an event of default, the then-applicable interest rate will automatically increase by an additional 2.00% per annum.

Upon the occurrence of a Qualified Fundraising, as defined in the Securities Purchase Agreement, prior to its maturity date, the 6.50% Redeemable Promissory Note due 2029 will be mandatorily redeemed, without further action by the holder, through the issuance of shares of the Company’s common stock. The number of shares issued upon redemption will equal the outstanding principal amount of the 6.50% Redeemable Promissory Note due 2029 and accrued and unpaid interest thereon divided by the per-share price of the Company’s common stock sold in the Qualified Fundraising (or, if the Qualified Fundraising consists of a series of transactions, the per-share price in the latest such transaction in which the Company raised at least $5.0 million in aggregate net proceeds from purchasers that were not affiliates of the Company). A Qualified Fundraising generally consists of one or more capital raising transactions following the Company’s transition to an externally managed business development company in which the Company issues and sells only shares of its common stock to investors other than MCP investing new money in the Company for aggregate gross proceeds of at least $230.0 million, with the principal purpose of raising capital, and at a price per share not less than the Company’s then-current net asset value per share.

If the Company consummates a Change of Control, as defined in the 6.50% Redeemable Promissory Note due 2029, while the 6.50% Redeemable Promissory Note due 2029 remains outstanding, the Company is required to repay the holder in cash in an amount equal to 105% of the outstanding principal amount and accrued and unpaid interest thereon.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

The table below shows a reconciliation from the aggregate principal amount of the 6.50% Redeemable Promissory Note due 2029 to the balance shown on the Condensed Consolidated Statements of Assets and Liabilities.

	September 30, 2026	December 31, 2025
Principal amount of 6.50% Redeemable Promissory Note due 2029	$20,000,000	$—
Direct deduction of deferred debt issuance costs	(101,771)	—
Total	$19,898,229	$—

As of September 30, 2026, the fair value of the 6.50% Redeemable Promissory Note due 2029 was $20.0 million and was classified within Level 2 of the fair value hierarchy.

NOTE 11—STOCK-BASED COMPENSATION

Second Amended and Restated 2019 Equity Incentive Plan

On May 28, 2025, the Company’s Board of Directors adopted, and the Company’s stockholders approved, an amendment and restatement of the Company’s Amended and Restated 2019 Equity Incentive Plan (the “Second Amended & Restated 2019 Equity Incentive Plan”) under which the Company was authorized to grant equity awards for up to 2,390,186 shares of its common stock. In accordance with the exemptive relief granted to the Company by the SEC on June 16, 2020 with respect to the Second Amended & Restated 2019 Equity Incentive Plan, the Company was generally authorized to (i) issue restricted shares as part of the compensation package for certain of its employees, officers and all directors, including non-employee directors (collectively, the “Participants”), (ii) issue options to acquire shares of its common stock (“Options”) to certain employees, officers and employee directors as a part of such compensation packages, (iii) withhold shares of the Company’s common stock or purchase shares of common stock from the Participants to satisfy tax withholding obligations relating to the vesting of restricted shares or the exercise of Options granted to the certain Participants pursuant to the Second Amended & Restated 2019 Equity Incentive Plan, and (iv) permit the Participants to pay the exercise price of Options granted to them with shares of the Company’s common stock.

Prior to the Externalization, under the Second Amended & Restated 2019 Equity Incentive Plan, each non-employee director received an annual grant of $50,000 worth of restricted shares of common stock (based on the closing stock price of the common stock on the grant date). Each grant of $50,000 in restricted shares vested, in full, if the non-employee director remained in continuous service as a director of the Company through the anniversary of such grant (or, if earlier, the annual meeting of the Company’s stockholders that is closest to the anniversary of such grant). During the nine months ended September 30, 2026, the Company granted 17,680 restricted shares to the Company’s non-employee directors pursuant to the Second Amended & Restated 2019 Equity Incentive Plan. Additionally, on May 28, 2026, 31,248 restricted shares related to the 2025 non-employee director grants vested.

Other than such restricted shares granted to non-employee directors, the Compensation Committee of the Company’s Board of Directors could determine the time or times at which restricted shares and Options granted to other Participants would vest or become payable or exercisable, as applicable. The exercise price of each Option could not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. However, any optionee who owns more than 10% of the combined voting power of all classes of the Company’s outstanding common stock (a “10% Stockholder”), would not be eligible for the grant of an incentive stock option unless the exercise price of the incentive stock option is at least 110% of the fair market value of the Company’s common stock on the date of grant. Generally, no Option would be exercisable after the expiration of ten years from the date of grant. In the case of an Option granted to a 10% Stockholder, the term of an incentive stock option would be for no more than five years from the date of grant.

Externalization and Termination of Equity Incentive Plans

In connection with the Externalization, on April 2, 2026, the Compensation Committee approved grants of 350,000 and 60,000 restricted shares to Mr. Klein and Ms. Green, respectively, and cash bonuses of $850,000 to Mr. Klein and $500,000 to Ms. Green, in each case contingent on stockholder approval of the Investment Advisory Agreement. The Company’s stockholders approved the Investment Advisory Agreement on June 10, 2026, and the Company granted those restricted shares on June 12, 2026 under the Second Amended & Restated 2019 Equity Incentive Plan.

NEOSTELLAR CAPITAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

In connection with the Externalization, on June 15, 2026, the Company’s Board of Directors approved the acceleration in full of the vesting of all restricted shares then outstanding and unvested under the Amended and Restated 2019 Equity Incentive Plan and the Second Amended & Restated 2019 Equity Incentive Plan, effective as of June 15, 2026, including the 17,680 restricted shares granted to the Company’s non-employee directors in 2026. No restricted shares remained outstanding under either plan as of June 30, 2026. Following the Externalization, the Company no longer has employees and will not grant equity-based awards under the Second Amended & Restated 2019 Equity Incentive Plan. Both plans were terminated on June 15, 2026, and on August 14, 2026, the Company filed Post-Effective Amendment No. 1 to its registration statement on Form S-8 (File No. 333-287921) to deregister all shares of common stock that remained unissued under the Second Amended & Restated 2019 Equity Incentive Plan.

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

For the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $11,807,726 (exclusive of $5,734,365 in aggregate income tax liability paid by the Company on behalf of certain executives as a result of the vesting of certain grants) and $824,448, respectively, not including executive and employee forfeits. The increase in stock-based compensation expense during the nine months ended September 30, 2026 was primarily attributable to (i) the acceleration of vesting for outstanding restricted share awards in connection with the Externalization, resulting in the immediate recognition of the remaining unrecognized compensation cost associated with those awards and (ii) compensation expense recognized for restricted share awards granted to executive officers in connection with the Externalization. As of September 30, 2026 and December 31, 2025, there were approximately $0 and $5,722,648 (immaterially adjusted from amount previously disclosed), respectively, of total unrecognized compensation costs related to the restricted share grants. Compensation expense associated with the restricted shares was recognized on a quarterly basis over the respective vesting periods.

The following table summarizes the activities for the Company’s restricted share grants for the nine months ended September 30, 2026 under the Second Amended & Restated 2019 Equity Incentive Plan:

Number of Restricted Shares
Outstanding as of December 31, 2025(1)	957,173
Granted	437,680
Vested(2)	(1,394,853)
Outstanding as of September 30, 2026	—
Total vested since inception as of September 30, 2026	2,563,102

(1)	Not including unvested dividends.
(2)	The balance of vested shares reflects the total shares vested during the period and has not been reduced for those vested shares forfeited at time of vest related to net share settlement. The Second Amended & Restated 2019 Equity Incentive Plan provides for the concept of “net share settlement.” Specifically, it provides that the Company is authorized to withhold the Common Stock at the time the restricted shares are vested and taxed in satisfaction of the Participant’s tax obligations.

NOTE 12—SUBSEQUENT EVENTS

Portfolio Activity

From October 1, 2026 through November 3, 2026, the Company did not purchase or sell any investments.

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

Share Repurchase Program

On October 28, 2026, the Company’s Board of Directors authorized an extension of the Company’s discretionary Share Repurchase Program until the earlier of (i) October 31, 2027, or (ii) the repurchase of $64.3 million in aggregate amount of the Company’s common stock.

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

●

our dependence upon the Adviser and its key investment professionals, and actual and potential conflicts of interest arising from our relationship with the Adviser, Magnetar Holdings LLC and their respective affiliates;

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

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Effective July 15, 2026, in connection with our transition from an internally managed to an externally managed BDC (the “Externalization”), we became externally managed by Neostellar Advisors LLC (the “Adviser”), which sources, evaluates and monitors our investments subject to the oversight of our Board of Directors, and we pay the Adviser a base management fee and an incentive fee and reimburse Neostellar Administrative Services LLC (the “Administrator”) for certain expenses.

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

Our History

We formed in 2010 as a Maryland corporation and, on July 15, 2026, transitioned to an externally managed, non-diversified closed-end management investment company. Prior to the Externalization, our investment activities were supervised by our Board of Directors and managed by our executive officers and investment professionals, all of whom were our employees.

Our date of inception was January 6, 2011, which is the date we commenced development stage activities. We commenced operations as a BDC upon completion of our IPO in May 2011 and began our investment operations during the second quarter of 2011.

On and effective March 12, 2019, our Board of Directors approved our Internalization, and we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Our Board of Directors approved the Internalization in order to better align the interests of our stockholders with its management. As an internally managed BDC, we were managed by our employees, rather than the employees of an external investment adviser. On June 10, 2026, our stockholders approved a new investment advisory agreement and, effective July 15, 2026, we transitioned to an externally managed BDC managed by Neostellar Advisors LLC. Effective July 1, 2026, in connection with the Externalization, we changed our name from “SuRo Capital Corp.” to “Neostellar Capital Corp.” As an externally managed BDC, our investment activities are managed by the Adviser, and we no longer have employees. Following the Externalization, we pay a base management fee, an incentive fee and administration expense reimbursements.

Portfolio and Investment Activity

Nine Months Ended September 30, 2026

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments and the sales of existing investments. The fair value as of September 30, 2026 of all of our portfolio investments was $377,196,404.

During the nine months ended September 30, 2026, we funded investments in an aggregate amount of $29,697,031 (not including capitalized transaction costs) as shown in the following table:

Portfolio Company	Investment	Transaction Date	Gross Payments
Magnetar Opportunity 2025-4 LP(1)	Class A Interest	1/2/2026	$5,000,000
Huntress Labs Inc.	Common Shares	4/8/2026	225,000
ClickHouse, Inc.	Preferred Shares, Series A	4/22/2026	9,471,170
Magnetar Opportunity 2025-4 LP(1)	Class B Interest	6/3/2026	15,000,000
Shogun Enterprises, Inc. (d/b/a Hearth)(2)	Common Shares	7/10/2026	861
Total			$29,697,031

(1)	Magnetar Opportunity 2025-4 LP is an SPV for which the Class A Interest and Class B Interest are invested in the Series B Preferred Shares of TensorWave Inc. Magnetar Opportunity 2025-4 LP does not charge a management fee but does charge an incentive fee of 20%, subject to an annual 15% IRR hurdle rate.
(2)	On July 10, 2026, the Company exercised 86,076 warrants and received 86,076 Common Shares of Shogun Enterprises, Inc. (d/b/a Hearth).

During the nine months ended September 30, 2026, we capitalized fees of $320,034.

During the nine months ended September 30, 2026, we exited or received proceeds from investments in the amount of $25,541,828, net of transaction costs, and realized a net loss on investments of $1,808,512 (including adjustments to amounts held in escrow receivable) as shown in the following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain/(Loss)(2)
GrabAGun Digital Holdings Inc. - Common Shares(3)	Various	731,036	$3.11	$2,272,709	$1,496,884
CW Opportunity 2 LP(4)	Various	N/A	N/A	8,464,263	6,059,415
True Global Ventures 4 Plus Pte Ltd(5)	3/5/2026	N/A	N/A	245,926	—
HL Digital Assets Inc.(6)	6/5/2026	N/A	N/A	5,127,722	21,579
Aventine Property Group, Inc.	7/8/2026	312,500	$0.10	31,250	(2,549,500)
Learneo, Inc. (f/k/a Course Hero, Inc.)	9/21/2026	2,421,168	$3.88	9,399,958	(5,606,512)
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)(7)	9/25/2026	565,182	N/A	—	(1,285,005)
Total				$25,541,828	$(1,863,139)

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain/(loss) does not include adjustments to amounts held in escrow receivable.
(3)	As of September 30, 2026, Neostellar Capital held 308,964 common shares of GrabAGun Digital Holdings Inc.
(4)	CW Opportunity 2 LP is an SPV for which the Class A Interest is solely invested in the Class A Common Shares of CoreWeave, Inc. Realized gain is calculated based on the current reporting by the SPV and may be subject to change or adjustment due to the impact of performance fees.
(5)	On March 5, 2026, we received a return of capital distribution from our investment in True Global Ventures 4 Plus Pte Ltd.
(6)	On June 5, 2026, the Company received a distribution reflecting a full exit of our investment in HL Digital Assets Inc. HL Digital Assets Inc.’s primary purpose was to invest in HYPE, the digital token of Hyperliquid.
(7)	On September 25, 2026, the Company abandoned its investment in CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.).

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

During the nine months ended September 30, 2025, we exited or received proceeds from investments in the amount of $49,066,513, net of transaction costs, and realized a net gain on investments of $26,391,459 (including adjustments to amounts held in escrow receivable) as shown in the following table:

Portfolio Company	Transaction Date	Quantity	Average Net Share Price(1)	Net Proceeds	Realized Gain(2)
CoreWeave, Inc. (3)	Various	222,240	$113.99	$25,332,125	$15,328,543
ServiceTitan, Inc. (4)	Various	151,515	$105.07	15,919,649	5,911,416
CW Opportunity 2 LP(5)	Various	N/A	N/A	7,154,496	4,659,961
GrabAGun Digital Holdings Inc. - Warrants(6)	Various	395,512	$1.67	660,243	536,838
Total				$49,066,513	$26,436,758

(1)	The average net share price is the net share price realized after deducting all commissions and fees on the sale(s), if applicable.
(2)	Realized gain does not include adjustments to amounts held in escrow receivable.
(3)	As of June 20, 2025, we had sold the entirety of our directly held CoreWeave, Inc. public common shares.
(4)	As of June 27, 2025, we had sold our entire position in ServiceTitan, Inc. public common shares.
(5)	As of September 30, 2025, we held approximately 83.4% of our investment in CW Opportunity 2, LP.
(6)	As of September 30, 2025, we held 1,204,488 remaining GrabAGun Digital Holdings Inc. public warrants.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

Operating results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Investment Income	$271,807	$459,269	$1,303,420	$1,125,667
Interest income	271,807	459,269	959,670	777,220
Dividend income	—	—	343,750	348,447
Total Operating Expenses	$4,302,942	$3,914,084	$32,667,731	$11,964,411
Management fees	1,585,769	—	1,585,769	—
Costs incurred under Administration Agreement	282,705	—	282,705	—
Compensation expense	197,377	1,678,497	21,869,951	4,918,188
Directors’ fees	146,250	246,658	769,288	592,718
Interest expense	1,353,844	1,276,713	3,707,459	3,812,047
Professional fees	(132,540)	394,173	2,464,627	1,825,254
Income tax expense	—	—	35,505	(215,949)
Offering expenses	572,969	8,997	588,957	26,808
Other expenses	296,568	309,046	1,363,470	1,005,345
Net Investment Loss	$(4,031,135)	$(3,454,815)	$(31,364,311)	$(10,838,744)
Net realized gain/(loss) on investments	(7,748,545)	5,196,799	(1,808,512)	26,391,459
Realized loss on partial repurchase of 6.00% Notes due December 30, 2026	(11)	—	(11)	(15,873)
Net change in unrealized appreciation/(depreciation) of investments	(9,378,815)	5,675,109	148,946,715	53,401,606
Net Change in Net Assets Resulting from Operations	$(21,158,506)	$7,417,093	$115,773,881	$68,938,448

Investment Income

Investment income decreased to $271,807 for the three months ended September 30, 2026 from $459,269 for the three months ended September 30, 2025. The net decrease between periods was primarily due to a decrease in interest income received on cash, and the cessation of interest income on our investment in Neutron Holdings, Inc. (d/b/a Lime)’s 4% Junior Preferred Convertible Note due May 11, 2027, following the conversion of the outstanding note into common shares, partially offset by an increase in interest accruals on our investment in the Supplying Demand, Inc. (d/b/a Liquid Death) Convertible Note during the three months ended September 30, 2026, relative to the three months ended September 30, 2025.

Investment income increased to $1,303,420 for the nine months ended September 30, 2026 from $1,125,667 for the nine months ended September 30, 2025. The net increase between periods was primarily due to an increase in interest income received on cash, an increase in interest accruals on our investment in the Supplying Demand, Inc. (d/b/a Liquid Death) Convertible Note, and an increase in dividend income from Treehouse Real Estate Investment Trust, Inc. The increases were partially offset by the cessation of dividend income from CW Opportunity 2 LP and the cessation of interest income on our investment in Neutron Holdings, Inc. (d/b/a Lime)’s 4% Junior Preferred Convertible Note due May 11, 2027, following the conversion of the outstanding note into common shares during the nine months ended September 30, 2026, relative to the nine months ended September 30, 2025.

Operating Expenses

Total operating expenses increased to $4,302,942 for the three months ended September 30, 2026 from $3,914,084 for the three months ended September 30, 2025. The increase in operating expenses was primarily due to management fees and costs incurred under the Administration Agreement. The increase was also attributable to a write-off of deferred offering expenses associated with our prior shelf registration statement, and higher interest expense, partially offset by decreases in compensation expense, professional fees, and directors’ fees during the three months ended September 30, 2026, relative to the three months ended September 30, 2025.

Total operating expenses increased to $32,667,731 for the nine months ended September 30, 2026 from $11,964,411 for the nine months ended September 30, 2025. The increase in operating expenses was primarily due to an increase in compensation expense associated with the Externalization, including the acceleration of stock-based compensation expense and tax obligations associated with the vesting of equity awards. The increase was also attributable to management fees and costs incurred under the Administration Agreement, as well as a write-off of deferred offering expenses associated with our prior shelf registration statement and higher professional fees and directors’ fees, partially offset by a decrease in interest expense during the nine months ended September 30, 2026, relative to the nine months ended September 30, 2025.

Net Investment Loss

For the three months ended September 30, 2026, we recognized a net investment loss of $4,031,135, compared to a net investment loss of $3,454,815 for the three months ended September 30, 2025. The change between periods resulted from an increase in operating expenses and a decrease in total investment income during the three months ended September 30, 2026, relative to the three months ended September 30, 2025.

For the nine months ended September 30, 2026, we recognized a net investment loss of $31,364,311, compared to a net investment loss of $10,838,744 for the nine months ended September 30, 2025. The change between periods resulted from an increase in operating expenses, partially offset by an increase in total investment income, during the nine months ended September 30, 2026, relative to the nine months ended September 30, 2025.

Net Realized Gain/Loss on Investments

For the three months ended September 30, 2026, we recognized a net realized loss on our investments of $7,748,545, compared to a net realized gain of $5,196,799 for the three months ended September 30, 2025. The components of our net realized gains or losses on portfolio investments for the three months ended September 30, 2026 and 2025 are reflected in the tables above, under “—Portfolio and Investment Activity.”

For the nine months ended September 30, 2026, we recognized a net realized loss on our investments of $1,808,512, compared to a net realized gain of $26,391,459 for the nine months ended September 30, 2025. The components of our net realized gains or losses on portfolio investments for the nine months ended September 30, 2026 and 2025, excluding short-term U.S. Treasury bills and fluctuations in escrow receivables estimates, are reflected in the tables above, under “—Portfolio and Investment Activity.”

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the three months ended September 30, 2026, we had a net change in unrealized appreciation/(depreciation) of $(9,378,815). For the three months ended September 30, 2025, we had a net change in unrealized appreciation/(depreciation) of $5,675,109. The following table summarizes, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the three months ended September 30, 2026 and 2025.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2026	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Three Months Ended September 30, 2025
Aventine Property Group, Inc.(1)	$2,549,500	Blink Health, Inc.	$9,937,169
FourKites, Inc.	1,920,433	Whoop, Inc.	5,043,575
CTN Holdings, Inc. (f/k/a Aspiration Partners, Inc.)(1)	1,283,005	Neutron Holdings, Inc. (d/b/a Lime)	1,743,996
Residential Homes for Rent LLC (d/b/a Second Avenue)	1,059,140	Canva, Inc.	1,656,013
Canva, Inc.	(2,330,649)	Shogun Enterprises, Inc. (d/b/a Hearth)	1,458,197
CW Opportunity 2 LP(1)	(2,468,138)	FourKites, Inc.	(1,037,097)
Blink Health, Inc.	(3,997,853)	CW Opportunity 2 LP(1)	(1,355,298)
Whoop, Inc.	(7,440,381)	GrabAGun Digital Holdings Inc.(1)	(13,822,034)
Other(1)(2)	46,128	Other(2)	2,050,588
Total	$(9,378,815)	Total	$5,675,109

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) was less than $1.0 million for the three months ended September 30, 2026 and 2025.

For the nine months ended September 30, 2026, we had a net change in unrealized appreciation/(depreciation) of $148,946,715. For the nine months ended September 30, 2025, we had a net change in unrealized appreciation/(depreciation) of $53,401,606. The following table summarizes, by portfolio company, the significant changes in unrealized appreciation/(depreciation) of our investment portfolio for the nine months ended September 30, 2026 and 2025.

Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2026	Portfolio Company	Net Change in Unrealized Appreciation/(Depreciation) For the Nine Months Ended September 30, 2025
Whoop, Inc.	$114,969,361	CW Opportunity 2 LP(1)	$21,746,592
IH10, LLC - Vast Data, Ltd.	21,843,252	Whoop, Inc.	12,858,226
ARK Type One Deep Ventures Fund LLC	17,049,019	ARK Type One Deep Ventures Fund LLC	10,098,367
EDGE Markets, Inc.	2,701,961	Blink Health, Inc.	5,909,121
HL Digital Assets Inc.(1)	2,281,058	GrabAGun Digital Holdings Inc.(1)	4,875,416
Plaid Inc.	1,922,805	Shogun Enterprises, Inc. (d/b/a Hearth)	2,930,575
Stake Trade, Inc. (d/b/a Prophet Exchange)	1,599,878	Canva, Inc.	2,898,908
Aventine Property Group, Inc.(1)	1,393,218	Neutron Holdings, Inc. (d/b/a Lime)	1,865,975
CTN Holdings, Inc. (d/b/a Catona Climate, f/k/a Aspiration Partners, Inc.)(1)	1,283,005	PayJoy, Inc.	1,066,839
GrabAGun Digital Holdings Inc.(1)	(1,799,176)	PSQ Holdings, Inc. (d/b/a PublicSquare)	(1,095,583)
Canva, Inc.	(2,330,649)	Learneo, Inc. (f/k/a Course Hero, Inc.)	(1,512,679)
Neutron Holdings, Inc. (d/b/a Lime)	(2,684,253)	ServiceTitan, Inc.(1)	(4,019,481)
Blink Health, Inc.	(7,885,976)	FourKites, Inc.	(4,159,918)
Other(1)(2)	(1,396,788)	Other(2)	(60,752)
Total	$148,946,715	Total	$53,401,606

(1)	The change in unrealized appreciation/(depreciation) reflected for these investments resulted from the full or partial exit of the investment, which resulted in the reversal of previously accrued unrealized appreciation/(depreciation), as applicable.
(2)	“Other” represents investments for which individual changes in unrealized appreciation/(depreciation) were less than $1.0 million for the nine months ended September 30, 2026 and 2025.

Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the sales of our investments, recent private convertible debt issuances, and the net proceeds from public offerings of our equity and debt securities, including pursuant to our continuous at-the-market offering of shares of our common stock as discussed below under “Equity Issuances and Debt Capital Activities—At-the-Market Offering”. On December 17, 2021 and December 21, 2021, we issued $70.0 million and $5.0 million aggregate principal amount, respectively, of our 6.00% Notes due 2026 (the “6.00% Notes due 2026”), of which $35.8 million remained outstanding as of September 30, 2026. In addition, on August 14, 2024, we issued $25.0 million in aggregate principal amount of 6.50% Convertible Notes due 2029, and on October 9, 2024 and January 16, 2025, we issued $5.0 million and $5.0 million, respectively, in aggregate principal amount of additional 6.50% Convertible Notes due 2029. On July 31, 2026, we filed a shelf registration statement on Form N-2 with the SEC covering up to $500.0 million of our common stock, preferred stock, subscription rights, debt securities and warrants, which was declared effective by the SEC on September 30, 2026. For additional information, see “Equity Issuances and Debt Capital Activities—6.50% Convertible Notes due 2029” and “Equity Issuances and Debt Capital Activities—Shelf Registration Statement” below and “Note 10—Debt Capital Activities” and “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2026.

Our primary uses of cash are to make investments, pay our operating expenses, and make distributions to our stockholders. For the nine months ended September 30, 2026 and 2025 our operating expenses, including interest payments on our debt obligations, were $32,667,731 and $11,964,411, respectively.

As of September 30, 2026, $35.8 million in aggregate principal of our 6.00% Notes due 2026 remained outstanding, with a maturity date of December 30, 2026. We have the right to redeem the 6.00% Notes due 2026, in whole or in part, at any time at a redemption price of 100% of the outstanding principal amount plus accrued and unpaid interest. We may also continue to repurchase the 6.00% Notes due 2026 in the open market under the Note Repurchase Program, which was extended by our Board of Directors on October 29, 2025 and authorizes us to repurchase up to the remaining aggregate principal amount of the 6.00% Notes due 2026. We expect to satisfy our repayment obligation at maturity through a combination of available cash and proceeds from the sale of portfolio investments, and we may also consider refinancing alternatives, including the issuance of new debt securities, or the issuance of equity under the ATM Program (under which approximately $87.9 million in aggregate amount of shares remained available for sale as of September 30, 2026), as applicable, pursuant to our shelf registration statement on Form N-2, which was declared effective on September 30, 2026. Any refinancing involving the incurrence of new indebtedness would require five business days’ prior written notice to the holder of our 6.50% Convertible Notes due 2029 pursuant to the Notes Purchase Agreement. As of September 30, 2026, we held approximately $40.9 million in cash and approximately $1.3 million of unrestricted securities of publicly traded portfolio companies that could provide an additional source of liquidity. We will continue to evaluate our overall liquidity position and may take additional proactive steps, including the potential early redemption or open-market repurchase of some or all of the outstanding 6.00% Notes due 2026, to manage this near-term maturity.

Cash Reserves and Liquid Securities	September 30, 2026	December 31, 2025
Cash	$40,853,490	$49,034,154
Restricted cash(1)	—	38,741
Securities of publicly traded portfolio companies:
Unrestricted securities(2)	1,325,773	1,078,863
Subject to other sales restrictions(3)	2,852,663	3,130,400
Securities of publicly traded portfolio companies	4,178,436	4,209,263
Total Cash Reserves and Liquid Securities	$45,031,926	$53,282,158

(1)	Restricted cash consists of amounts that are held in a separate account and are subject to specific contractual restrictions that limit their availability for general corporate use.
(2)	“Unrestricted securities” represents common stock and warrants of our publicly traded portfolio companies that are not currently subject to any restrictions upon sale. We may incur losses.
(3)	Securities of publicly traded portfolio companies “subject to other sales restrictions” represents common stock of our publicly traded portfolio companies that are currently subject to certain lock-up restrictions.

On July 16, 2026, in connection with the Externalization, we issued a $20.0 million redeemable promissory note to MCP Investing LLC, an affiliate of Magnetar, bearing interest at 6.50% per annum, payable semi-annually in cash, and maturing in 2029, pursuant to a Securities Purchase Agreement dated June 26, 2026. Following the Externalization, our operating expenses include the base management fee and incentive fee payable to the Adviser and expense reimbursements payable to the Administrator, which may increase our expenses relative to the periods presented. See “Note 3—Related-Party Arrangements” and “Note 10—Debt Capital Activities.”

During the nine months ended September 30, 2026, cash decreased to $40,853,490 from $49,034,154 at the beginning of the year. The decrease in cash was primarily due to the purchase of new investments, payment of our operating expenses, including payment of compensation and payroll taxes related to the Externalization, and payment of interest on the 6.00% Notes due 2026 and 6.50% Convertible Notes due 2029. The decrease was partially offset by the issuance of the 6.50% Redeemable Promissory Note due 2029, proceeds from the sale of portfolio investments and investment income received.

Currently, we believe we have sufficient liquidity to support our near-term capital requirements. Consistent with past and current practices, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2026 is as follows:

	Payments Due By Period (in millions)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
6.00% Notes due 2026(1)	$35.8	$35.8	$—	$—	$—
6.50% Convertible Notes due 2029(2)	27.0	—	27.0	—	—
6.50% Redeemable Promissory Note due 2029(3)	20.0	—	20.0	—	—
Operating lease liability	0.3	0.2	0.1	—	—
Total	$83.1	$36.0	$47.1	$—	$—

(1)	Reflects the principal balance payable for the 6.00% Notes due 2026 as of September 30, 2026. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of September 30, 2026 for more information.
(2)	Reflects the principal balance payable for the 6.50% Convertible Notes due 2029 as of September 30, 2026. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of September 30, 2026 for more information.
(3)	Reflects the principal balance payable for the 6.50% Redeemable Promissory Note due 2029 as of September 30, 2026. Refer to “Note 10—Debt Capital Activities” in our Condensed Consolidated Financial Statements as of September 30, 2026 for more information.

Share Repurchase Program

During the three and nine months ended September 30, 2026 and 2025, we did not repurchase any shares of our common stock under the discretionary open-market Share Repurchase Program. As of September 30, 2026, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million. Currently, the Share Repurchase Program is authorized until the earlier of (i) October 31, 2027 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

Under the Share Repurchase Program, we may repurchase our outstanding common stock in the open market, provided that we comply with the prohibitions under our insider trading policies and procedures and the applicable provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder. For more information on the Share Repurchase Program, see “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026 and 2025, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, we may employ hedging and other risk management techniques in the future.

Equity Issuances and Debt Capital Activities

At-the-Market Offering

Under our at-the-market offering (the “ATM Program”) pursuant to our At-the-Market Sales Agreement dated July 29, 2020 (as amended) with BTIG LLC, Citizens JMP Securities, LLC, Ladenburg Thalmann & Co. Inc. and Barrington Research Associates, Inc., we may issue and sell up to $150.0 million in aggregate amount of shares of our common stock. As of September 30, 2026, approximately $87.9 million remained available for sale under the ATM Program. Sales under the ATM Program may be made only pursuant to an effective registration statement and a related prospectus supplement.

We did not issue or sell shares under the ATM Program during the three and nine months ended September 30, 2026.

The following table summarizes certain information relating to shares sold under the ATM Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares sold	—	1,230,984	—	1,230,984
Gross proceeds received	$—	$10,813,144	$—	$10,813,144
Net proceeds received	$—	$10,614,761	$—	$10,614,761
Weighted average price per share	$—	$8.78	$—	$8.78

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2026 for more information regarding the ATM Program.

Shelf Registration Statement

On July 31, 2026, we filed a shelf registration statement on Form N-2, which was declared effective by the SEC on September 30, 2026 and expires on September 30, 2029. The registration statement permits us to offer up to $500.0 million of equity and debt securities. We intend to use the net proceeds to make investments in portfolio companies in accordance with our investment objective and strategy, repay indebtedness and for general corporate purposes. The offering price per share of our common stock, less underwriting commissions or discounts, generally may not be below net asset value per share, except in connection with a rights offering to existing stockholders, with the requisite stockholder approval or as otherwise permitted by the SEC. We did not seek stockholder authorization to issue shares below net asset value per share at our 2026 annual meeting of stockholders.

Refer to “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2026 for more information about our shelf registration statement.

6.00% Notes due 2026 - Note Repurchase Program

During the three and nine months ended September 30, 2026, we repurchased 1,984 of the 6.00% Notes due 2026 under the Note Repurchase Program. As of September 30, 2026, we had repurchased 1,568,791 of the 6.00% Notes due 2026, or $39.2 million in aggregate principal dollar amount, under the Note Repurchase Program, and approximately $35.8 million in aggregate principal amount of the 6.00% Notes due 2026 remained outstanding.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2026 for more information regarding the 6.00% Notes due 2026.

6.50% Convertible Notes due 2029

As of September 30, 2026, $27.0 million in aggregate principal amount of our 6.50% Convertible Notes due 2029 remained outstanding. The 6.50% Convertible Notes due 2029 mature on August 14, 2029, unless previously repurchased, redeemed or converted in accordance with their terms.

There were no conversions during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we issued 1,092,504 shares of our common stock and paid cash in lieu of fractional shares upon the conversion of $8.0 million in aggregate principal amount of the notes. As of September 30, 2026, the conversion rate was 136.5633 shares of our common stock per $1,000 principal amount of the 6.50% Convertible Notes due 2029 (equivalent to a conversion price of approximately $7.32 per share), and we may not redeem the 6.50% Convertible Notes due 2029 prior to August 6, 2027.

Refer to “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2026 for more information regarding the 6.50% Convertible Notes due 2029.

6.50% Redeemable Promissory Note due 2029

On June 26, 2026, in connection with the Externalization, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with MCP Investing LLC (“MCP”), an affiliate of Magnetar, and on July 16, 2026, following the Effective Date, we issued to MCP a $20.0 million redeemable promissory note (the “6.50% Redeemable Promissory Note due 2029”) for a purchase price of $20.0 million. As of September 30, 2026, $20.0 million in aggregate principal amount of the 6.50% Redeemable Promissory Note due 2029 was outstanding. For the three and nine months ended September 30, 2026, we incurred interest expense of $270,833 on the 6.50% Redeemable Promissory Note due 2029, of which $270,833 was accrued and unpaid as of September 30, 2026. Upon a Qualified Fundraising (as defined in the Securities Purchase Agreement), the 6.50% Redeemable Promissory Note due 2029 will be mandatorily redeemed through the issuance of shares of our common stock, and upon a Change of Control (as defined in the 6.50% Redeemable Promissory Note due 2029), we must repay 105% of the outstanding principal amount and accrued and unpaid interest in cash.

Refer to “Note 3—Related-Party Arrangements” and “Note 10—Debt Capital Activities” to our Condensed Consolidated Financial Statements as of September 30, 2026 for more information regarding the 6.50% Redeemable Promissory Note due 2029 and our relationship with Magnetar.

Distributions

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table lists the distributions, including dividends and returns of capital, if any, per share that we have declared since our formation through September 30, 2026. The table is divided by fiscal year according to record date:

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

So long as we qualify as a RIC, we generally will not be subject to U.S. federal and state income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. To the extent all our ordinary income and capital gains are timely distributed to our stockholders as dividends, any tax liability related to income earned by the RIC will represent obligations of our investors and will not be reflected in our Condensed Consolidated Financial Statements. See “Note 2—Significant Accounting Policies—U.S. Federal and State Income Taxes” and “Note 9—Income Taxes” to our Condensed Consolidated Financial Statements as of September 30, 2026 for more information. The Taxable Subsidiaries included in our Condensed Consolidated Financial Statements are subject to U.S. federal income tax imposed at corporate rates on their income, regardless of whether we are taxed as a RIC. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expenses as a result of their ownership of the portfolio companies. Such income tax expenses and deferred taxes, if any, will be reflected in our Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Policies

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 2—Significant Accounting Policies” to our Condensed Consolidated Financial Statements as of September 30, 2026 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

Related-Party Transactions

See “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of September 30, 2026 for more information.

Recent Developments

Share Repurchase Program

On October 28, 2026, our Board of Directors authorized an extension of the Share Repurchase Program until the earlier of (i) October 31, 2027 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock.

Portfolio Activity

Please refer to “Note 12—Subsequent Events” to our Condensed Consolidated Financial Statements as of September 30, 2026 for details regarding activity in our investment portfolio from October 1, 2026 through November 3, 2026.

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

Externalization

On April 2, 2026, our Board of Directors, including all of its independent directors, unanimously approved a proposal to transition us from an internally managed BDC to an externally managed structure (the “Externalization”) and approved the related investment advisory agreement (the “Investment Advisory Agreement”) with Neostellar Advisors LLC (the “Adviser”), an entity jointly owned by certain of our then-current employees and Magnetar Holdings LLC (“Magnetar”), pursuant to which the Adviser would be appointed as our investment adviser. Entry into the Investment Advisory Agreement effectuating the Externalization was subject to approval by our stockholders. At a special meeting held on June 10, 2026, the Company’s stockholders approved the Investment Advisory Agreement with the Adviser. As a result, effective July 15, 2026 (the “Effective Date”), the Company transitioned from an internally managed BDC to an externally managed BDC managed by the Adviser. Effective July 1, 2026, in connection with the Externalization, we changed our name from “SuRo Capital Corp.” to “Neostellar Capital Corp.” Our common stock continues to trade on the Nasdaq Global Select Market, now under the ticker symbol “NSLR.”

For additional information regarding the Externalization and its impact on stockholders, the Investment Advisory Agreement, the Administration Agreement, Magnetar and the compensation of management relating to the Externalization, please refer to “Note 3—Related-Party Arrangements,” “Note 10—Debt Capital Activities” and “Note 11—Stock-Based Compensation” to our Condensed Consolidated Financial Statements as of September 30, 2026, our definitive proxy statement for the Special Meeting of Stockholders filed April 29, 2026, and our Current Reports on Form 8-K filed April 7, 2026 and July 21, 2026.

Shelf Registration Statement

On July 31, 2026, we filed a registration statement on Form N-2 with the SEC covering the offer and sale, from time to time in one or more offerings, of up to $500.0 million of our common stock, preferred stock, subscription rights, debt securities and warrants. The registration statement was declared effective on September 30, 2026. For additional information, see “Liquidity and Capital Resources—Equity Issuances and Debt Capital Activities—Shelf Registration Statement” above and “Note 5—Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2026.

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

Interest Rate Risk

We are subject to financial market risks, which could include, to the extent we utilize leverage with variable rate structures, changes in interest rates. As we invest primarily in equity rather than debt instruments, we would not expect fluctuations in interest rates to directly impact the return on our portfolio investments, although any significant change in market interest rates could potentially have an adverse effect on the business, financial condition and results of operations of the portfolio companies in which we invest. As of September 30, 2026, all of our debt investments and outstanding borrowings bore fixed rates of interest.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective July 15, 2026, in connection with the Externalization, the administrative, financial reporting and accounting functions previously performed by our employees transitioned to the Administrator under the Administration Agreement, subject to the oversight of our Board of Directors. The individuals who performed those functions before the Externalization, including our Chief Financial Officer, continue to perform substantially the same responsibilities as employees of the Administrator or its affiliates. Management evaluated the effect of this transition on our internal control over financial reporting and concluded that it did not materially affect, and is not reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Externalization, which became effective July 15, 2026, we became an externally managed BDC and no longer have any employees. Accordingly, the risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 2025 that describe us as an internally managed BDC, including those relating to our dependence on our own management team and investment professionals and to the compensation of our employees, no longer apply to us and are superseded by the risk factors set forth below. In addition, on July 31, 2026, we filed a shelf registration statement on Form N-2 with the SEC, which was declared effective on September 30, 2026, and on August 3, 2026, we, the Adviser and certain affiliated funds and accounts filed an application with the SEC, which was amended on October 2, 2026, for an order permitting us to engage in certain negotiated co-investment transactions. We are subject to the additional risks set forth below.

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

We pay the Adviser a base management fee at an annual rate of 1.75% of gross assets and a two-part incentive fee, and we reimburse the Administrator for our allocable portion of its costs and overhead, including our allocable portion of the compensation of personnel providing administrative, financial, accounting, legal and compliance services to us. We did not bear advisory fees of this nature under our former internally managed structure, and these fees may increase our expenses relative to periods prior to the Externalization. The base management fee is calculated on gross assets, including investments held before the Effective Date and assets acquired with borrowed funds, and is payable without regard to our performance. The fact that the base management fee is payable based upon our gross assets, rather than our net assets, means that the base management fee as a percentage of net assets attributable to our common stock will increase when we use leverage. Accordingly, the Adviser may have an incentive to cause us to incur more leverage than is prudent, or not to repay our outstanding indebtedness when it may be advantageous for us to do so, in order to maximize its compensation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our securities, and would magnify losses as well as gains.

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

Sales or restructurings of Pre-Existing Investments could change our fee profile and portfolio composition.

Because the incentive fee applies only to Eligible Investments and excludes Pre-Existing Investments (each as defined in “Note 3—Related-Party Arrangements” to our Condensed Consolidated Financial Statements as of September 30, 2026), decisions by the Adviser to dispose of Pre-Existing Investments and redeploy the proceeds into Eligible Investments could, over time, increase the incentive fee payable to the Adviser and alter the composition and risk profile of our portfolio. We cannot predict the timing or extent of any such dispositions or redeployments, which will depend on market conditions, portfolio company developments and the Adviser’s judgment.

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

On August 3, 2026, we, the Adviser and certain affiliated funds and accounts filed an application with the SEC, which was amended on October 2, 2026, for an exemptive order permitting us to co-invest in negotiated transactions alongside funds and accounts advised by the Adviser, Magnetar and their affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. There can be no assurance if or when we will receive the requested exemptive relief, or that any relief granted will be on the terms requested. Until such relief is obtained, our ability to participate in negotiated co-investment transactions with affiliates is limited by the 1940 Act, which may reduce the investment opportunities available to us and may prevent us from participating in transactions sourced through the Magnetar platform, which was one of the anticipated benefits of the Externalization. Even if the requested relief is granted, the Adviser would be required to consider whether each investment opportunity is appropriate for us and for its other advised clients and, if so, to propose an allocation of the opportunity among them. As a consequence, it may be more difficult for us to maintain or increase the size of our portfolio, and we may not participate in any particular co-investment opportunity.

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

Under the Investment Advisory Agreement, the Adviser and its affiliates and their respective personnel are not liable to us for acts or omissions taken in the performance of their duties absent willful misfeasance, bad faith, gross negligence, criminal conduct or reckless disregard of duty, and we are required to indemnify them against certain liabilities incurred in connection with their services to us. These provisions may reduce the incentive of the Adviser and its personnel to exercise the degree of care they would otherwise exercise and may limit the remedies available to us and our stockholders if the Adviser’s conduct causes us to incur losses.

We may invest in private equity funds and through special purpose vehicles, joint ventures or similar private funds, and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, than if we made such investments directly.

We hold an interest in a venture capital fund and may invest in other private equity funds on an opportunistic basis, and we hold, and may acquire, interests in special purpose vehicles and similar private funds formed principally to invest in a single portfolio company. In general, the risks associated with indirect investments in portfolio companies through a private fund, joint venture or special purpose vehicle are similar to those associated with a direct investment in a portfolio company, but also include some additional risks. While the Adviser expects to analyze the business of the underlying portfolio companies, and to conduct due diligence on the fund or vehicle and its manager, including investment, operational, legal and, as applicable, tax considerations, before making such an investment, we will nonetheless be exposed to the costs, strategies and risks of the fund or vehicle itself, over which neither we nor the Adviser has control, and we may be required to rely on the manager of, or our partners in, the fund or vehicle when decisions are made regarding its investments. In addition, investments through private funds and special purpose vehicles can have a different risk profile than direct investments made by us due to the fact that we may have less information available to us and fewer rights compared to companies in which we invest directly. For example, there may be less information available to us and our stockholders about the underlying investments held by such funds and vehicles, including with respect to their holdings, liquidity and valuation, and we will typically have fewer rights relating to the oversight of the underlying portfolio companies. Our stockholders indirectly bear the expenses of the private funds and special purpose vehicles in which we invest. As an investor in a private equity fund, we would bear our ratable share of the fund’s fees and expenses, including management fees and performance-based compensation or carried interest payable to the fund’s manager, which are separate from and in addition to the base management fee, the incentive fee and the other expenses that we bear directly, and these multiple layers of fees could reduce the returns on any such investment below those we would achieve investing directly. Performance-based compensation payable to the manager of an underlying private equity fund is generally calculated separately for each fund, without netting across funds, so we could bear performance-based compensation with respect to an underlying private equity fund that has appreciated even if other underlying private equity funds in which we invest, or our portfolio as a whole, decline in value (commonly referred to as “netting risk”). Future fees and expenses of such funds and vehicles may be substantially higher or lower because certain fees are based on performance, which may fluctuate over time. The types of underlying private equity funds in which we may invest are not limited and could include, among others, buyout, growth equity, venture capital, credit and secondary funds, each of which presents its own strategies, risks and considerations, including investments that may be more volatile or speculative than our direct investments, conflicts of interest and limited liquidity of the fund’s underlying investments. Interests in private equity funds and special purpose vehicles are generally illiquid, are typically subject to restrictions on transfer and, where applicable, withdrawal, and are difficult to value, and the accounting and tax implications of such investments can be complicated. In addition, interests in private equity funds and other private funds generally are not “qualifying assets” for purposes of the 70% test applicable to BDCs under the 1940 Act, and we may be precluded from making investments in private funds that we believe are attractive if such investments would cause us to fail to satisfy that test. Such investments may also present tax considerations for us, including with respect to the source-of-income and asset diversification requirements applicable to RICs.

A number of our portfolio companies are, or may be, in the Financial Technology & Services industry and such companies are subject to additional risks that are unique to that industry, and the financial results of our portfolio companies in the Financial Technology & Services industry could materially adversely affect our financial results.

Financial Technology & Services is one of our key investment themes, and we may in the future invest, and have previously invested, in portfolio companies that provide technology-enabled financial products and services, including payments, lending, digital banking, brokerage and investing. Our portfolio companies in the financial technology sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. The laws and rules governing the business of financial technology companies, including those relating to money transmission, lending, securities, consumer protection, anti-money laundering and data privacy, and interpretations of those laws and rules, are subject to frequent change, and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in financial technology to change how they do business, restrict revenue, increase costs and change business practices, and if any of these portfolio companies fail to comply with applicable regulations or to obtain or maintain required licenses, they could lose licenses that they then hold for the conduct of business and could be subject to significant penalties and claims that could materially and adversely affect their operations. Many financial technology companies also rely on relationships with banks, payment networks or other regulated financial institutions, and the loss of those relationships could disrupt their operations. The business of our portfolio companies in this sector relies upon secure information technology systems for data processing, storage and reporting, and cyber-attacks, fraud and data breaches could result in disrupted operations, liability for stolen information, misappropriation of assets, regulatory fines or penalties and damage to their business relationships. Financial technology companies may also bear credit, liquidity and interest rate risks associated with the financial products and services they offer, and certain of our portfolio companies may have direct or indirect exposure to cryptocurrencies and other digital assets, which have experienced extreme price volatility and remain subject to evolving regulatory treatment. Adverse economic, business or regulatory developments affecting the financial technology sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities(1)

Information relating to our purchases of our common stock during the nine months ended September 30, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
January 1 through January 31, 2026	—	$—	—	$25,000,000
February 1 through February 28, 2026	—	—	—	25,000,000
March 1 through March 31, 2026	—	—	—	25,000,000
April 1 through April 30, 2026	—	—	—	25,000,000
May 1 through May 31, 2026	—	—	—	25,000,000
June 1 through June 30, 2026	—	—	—	25,000,000
July 1 through July 31, 2026	—	—	—	25,000,000
August 1 through August 31, 2026	—	—	—	25,000,000
September 1 through September 30, 2026	—	—	—	25,000,000
Total	—		—

(1)	On October 29, 2025, our Board of Directors approved an extension of, and an increase in the amount of shares of our common stock that may be repurchased under, the Share Repurchase Program until the earlier of (i) October 31, 2026 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock. On October 28, 2026, our Board of Directors authorized an extension of the Share Repurchase Program until the earlier of (i) October 31, 2027 or (ii) the repurchase of $64.3 million in aggregate amount of our common stock. The timing and number of shares to be repurchased will depend on a number of factors, including market conditions and alternative investment opportunities. The Share Repurchase Program may be suspended, terminated or modified at any time for any reason and does not obligate us to acquire any specific number of shares of our common stock. During the nine months ended September 30, 2026, we did not repurchase shares of common stock under the Share Repurchase Program. As of September 30, 2026, the dollar value of shares that remained available to be purchased under the Share Repurchase Program was approximately $25.0 million. For more information on the Share Repurchase Program, see “Note 5 — Common Stock” to our Condensed Consolidated Financial Statements as of September 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

(c) For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

65

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Articles of Amendment(3)
3.4	Articles of Amendment(4)
3.5	Articles of Amendment(10)
3.6	Third Amended and Restated Bylaws(10)
4.1	Base Indenture, dated March 28, 2018, by and between the Registrant and U.S. Bank National Association, as trustee(5)
4.2	Second Supplemental Indenture, dated December 17, 2021, relating to the 6.00% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee(6)
4.3	Form of 6.00% Notes due 2026 (incorporated by reference to Exhibit 4.2)(6)
4.4	Description of Securities(7)
10.1	Notes Purchase Agreement, dated August 6, 2024, by and between the Registrant and the purchaser party thereto(8)
10.2	Amended and Restated Notes Purchase Agreement, dated December 12, 2025, by and between the Registrant and the purchaser party thereto (9)
10.3	Investment Advisory Agreement, dated July 15, 2026, between the Registrant and Neostellar Advisors LLC(11)
10.4	Administration Agreement, dated July 15, 2026, between the Registrant and Neostellar Administrative Services LLC(11)
10.5	Securities Purchase Agreement, dated June 26, 2026, by and between SuRo Capital Corp. (now known as Neostellar Capital Corp.) and MCP Investing LLC(11)
10.6	Redeemable Promissory Note, dated July 16, 2026, issued by the Registrant to MCP Investing LLC(11)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-171578), filed on March 30, 2011, and incorporated by reference herein.

(2)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852), filed on June 1, 2011, and incorporated by reference herein.

(3)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on August 1, 2019, and incorporated by reference herein.

(4)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 16, 2020, and incorporated by reference herein.

(5)	Previously filed in connection with the Registrant’s Registration Statement on Form N-2 (File No. 333-239681), filed on July 2, 2020, and incorporated by reference herein.

(6)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on December 17, 2021, and incorporated by reference herein.

(7)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2022, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.1 in connection with the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00852), filed on August 8, 2024, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.20 in connection with the Registrant’s Annual Report on Form 10-K (File No. 814-00852) filed on March 11, 2026, and incorporated by reference herein.

(10)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on June 26, 2026, and incorporated by reference herein.

(11)	Previously filed in connection with the Registrant’s Current Report on Form 8-K (File No. 814-00852) filed on July 21, 2026, and incorporated by reference herein.

*	Filed herewith.

66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOSTELLAR CAPITAL CORP.

Date: November 4, 2026	By:	/s/ Mark D. Klein
Mark D. Klein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Allison Green
Allison Green
Chief Financial Officer, Treasurer, and Corporate Secretary
(Principal Financial and Accounting Officer)

67